Form 10-Q
period 2021-09-30
Arena Fortify Acquisition Corp.
filed 2021-12-22
CIK 1849489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1034
For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number
001-41046

ARENA FORTIFY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	86-2228751 (I.R.S. Employer Identification No.)
405 Lexington Avenue, 59th Floor
New York, New York 10174
(Address of principal executive offices and zip code)
212-612-3205
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)
:

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-half of one redeemable warrant	AFACU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the units	AFAC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	AFACW	The Nasdaq Stock Market LLC
Shares of Class A common stock underlying redeemable warrants included as part of the units	AFAC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
and
(2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted
electronically
every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act:

Large accelerated filler	☐	Accelerated filer	☐

Non-accelerated filler	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of December 21, 2021, there were
17,250,000 of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

ARENA FORTIFY ACQUISITION CORP.

		Page

PART I – FINANCIAL INFORMATION		1

ITEM 1.	FINANCIAL STATEMENTS	1

	CONDENSED BALANCE SHEET AS OF SEPTEMBER 30, 2021 (UNAUDITED)	1

	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)	2

	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)	3

	CONDENSED STATEMENT OF CASH FLOWS FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)	4

	NOTES TO CONDENSED FINANCIAL STATEMENTS	5

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	21

ITEM 4	CONTROLS AND PROCEDURES	21

PART II – OTHER INFORMATION		22

ITEM 1.	LEGAL PROCEEDINGS	22

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	22

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	22

ITEM 4.	MINE SAFETY DISCLOSURES	22

ITEM 5.	OTHER INFORMATION	23

ITEM 6.	EXHIBITS	23

SIGNATURES		24

i

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ARENA FORTIFY ACQUISITION CORP.
CONDENSED BALANCE SHEET
(UNAUDITED)

September 30, 2021
ASSETS

Current asset – Prepaid Expenses	$25,000
Deferred offering costs	829,520

Total Assets	$854,520

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,753
Accrued offering costs	663,571
Promissory note – related party	165,949

Total Current Liabilities	831,273
Commitments and Contingencies (Note 6)
Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding(1)(2)	575
Additional paid-in capital	24,425
Accumulated deficit	(1,753)

Total Stockholders’ Equity	23,247

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$854,520

(1)
Includes an aggregate of 562,500 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (see Note 5). On November 15, 2021, the underwriters fully exercised their over-allotment option; thus, these shares are no longer subject to forfeiture.

(2)
In October 2021, the Company effected a share contribution back to capital resulting in the Sponsor and Founders holding 4,312,500 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the share contribution (see Note 5).

The accompanying notes are an integral part of the financial statements.

ARENA FORTIFY ACQUISITION CORP.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended September 30, 2021	For the period from January 26, 2021 (inception) through September 30, 2021
Formation costs	$—	$932
Other expenses	254	821

Net Loss	$(254)	$(1,753)

Weighted average shares outstanding, basic and diluted(1)(2)	3,750,000	3,750,000

Basic and diluted net loss per common share	$0.00	$0.00

(1)
This number excludes an aggregate of up to
562,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 5). On November 15, 2021, the underwriters fully exercised their over-allotment option; thus, these shares are no longer subject to forfeiture.

(2)
In October 2021, the Company effected a share contribution back to capital resulting in the Sponsor and Founders holding 4,312,500 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5).

The accompanying notes are an integral part of the financial statements.

ARENA FORTIFY ACQUISITION CORP.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(UNAUDITED)

	Common Stock(1)		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance – January 26, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor(1)(2)	4,312,500	575	24,425	—	25,000
Net loss	—	—	—	(1,499)	(1,499)

Balance – June 30, 2021	4,312,500	$575	$24,425	$(1,499)	$23,501

Net loss	—	—	—	(254)	(254)

Balance — September 30, 2021	4,312,500	$575	$24,425	$(1,753)	$23,247

(1)
Includes an aggregate of 562,500 shares of Class B common stock that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full (see Note 5). On November 15, 2021, the underwriters fully executed their over-allotment option; thus, these shares are no longer subject to forfeiture.

(2)
In October 2021, the Company effected a share contribution back to capital resulting in the Sponsor and Founders holding 4,312,500 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the share dividend (see Note 5).

The accompanying notes are an integral part of the financial statements.

ARENA FORTIFY ACQUISITION CORP.
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

For the period from January 26, 2021 (inception) t hrough September 30, 2021

Cash flows from Operating Activities:
Net loss	$(1,753)
Changes in operating assets and liabilities:
Accrued offering costs and expenses	1,753

Net cash used in operating activities	—

Cash flows from Financing Activities:
Proceeds from issuance of promissory note to related party	165,949
Payment of deferred offering costs	(165,949)

Net cash provided by financing activities	—

Net change in cash	—

Cash – Beginning	—

Cash – Ending	$—

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$663,571

Prepaid Expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000
The accompanying notes are an integral part of the financial statements.

ARENA FORTIFY ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business Operations
Arena Fortify Acquisition Corp. (the “Company”)

was incorporated in Delaware on January 26, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).
The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from January 26, 2021 (inception) through September 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Arena Fortify Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
On January 26, 2021, 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor and Founders (as defined below) in exchange for the payment of $25,000 of deferred offering costs on behalf of the Company, or approximately $0.004 per share. In October 2021, the Company effected a share contribution back to capital resulting in the Sponsor and Founders holding 4,312,500 shares of Class B common stock. Up to 562,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option is not exercised by the underwriters. On November 15, 2021, the underwriters fully exercised the over-allotment option; thus, Founder Shares are no longer subject to forfeiture.
The registration statement for the Company’s Initial Public Offering was declared effective on November 9, 2021 (the “Effective Date”). On November 15, 2021, the Company consummated its Initial Public Offering of 17,250,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”) at $10.00 per Unit (which included the full exercise of the underwriters’ over-allotment option), which is discussed in Note 3 (the “Public Offering”) and the sale of an aggregate of 5,450,000 warrants (the “Private Placement Warrants”) each exercisable to purchase one share of Class A common stock at $11.50 per share, at a price of $1.00 per Private Placement Warrant in a private placement to the Arena Fortify Sponsor LLC (the “Sponsor”), Cowen Investments II LLC (“Cowen”) and Intrepid Financial Partners, L.L.C. (“Intrepid” and collectively, the “Initial Stockholders” or “Founders”) that closed simultaneously with the Initial Public Offering.
The Company also issued promissory notes to each of the Initial Stockholders (collectively, the “Initial Stockholder Loan Notes”), generating aggregate gross proceeds to the Company of $3,450,000
. The Initial Stockholder Loan Notes shall be repaid in cash or converted into warrants (the “Initial Stockholder Loan Warrants” and, collectively with the Private Placement Warrants, the “Warrants”)) at a purchase price of $
1.00
 per warrant, at each such lender’s sole direction. The Initial Stockholder Loan Warrants will be identical to the Private Placement Warrants.
Transaction costs amounted to $4,702,460 consisting of $3,450,000 of underwriting commissions and $1,252,460 of other cash offering costs. Of this amount, $4,443,825 was charged to stockholders’ deficit and $
258,635 was allocated to the Warrants and expensed.
A total of $175,950,000 of the $177,950,000 in total gross proceeds, comprised of $172,500,000 of the net proceeds from the Initial Public Offering (including the Over-allotment Units ($10.00 per Unit)) and $5,450,000 of the proceeds of the sale of the Private Placement Warrants (including the Additional Private Placement Warrants) has been deposited in a U.S. based trust account (the “Trust Account”) maintained by Continental Stock Transfer & Trust Company, acting as a trustee.

Risks and Uncertainties
The proceeds held in the Trust Account were invested only in U.S. government securities with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, and that invest only in direct U.S. government treasury obligations, as determined by the Company, or a combination thereof. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.
The Company’s certificate of incorporation provides that, other than the withdrawal of interest to pay taxes (less up to $100,000 to pay winding up and dissolution expenses), none of the funds held in the Trust Account will be released until the earliest of: (i) the completion of the Initial Business Combination; (ii) the redemption of any shares of Class A common stock included in the Units (the “Public Shares”) sold in the Initial Public Offering that have been properly tendered in connection with a stockholder vote to amend the Company’s certificate of incorporation to affect the substance or timing of its obligation to redeem 100
% of such Public Shares if it has not consummated an Initial Business Combination within 15 months from the closing of the Initial Public Offering; or (iii) the redemption of 100% of the Public Shares if the Company is unable to complete an Initial Business Combination within 15 months, February 15, 2023, from the closing of the Initial Public Offering. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s holders (the “Public Stockholders”) of the Public Shares.
Initial Business Combination
While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least
80
% of the balance in the Trust Account (excluding net of amounts disbursed to management for working capital purposes, if applicable, taxes payable on interest income earned from the Trust Account and the Marketing Fee) at the time of the agreement to enter into the initial Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires
50
% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.20 per Unit sold in the Initial Public Offering will be held in the Trust Account. Proceeds of the Initial Public Offering, private placement warrants and Initial Stockholder Loans (see Note 5) held in the Trust Account will be invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of
185
 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to the Company to pay its tax obligations (“Permitted Withdrawals”).
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares in connection with a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.20 per Public Share, plus any pro rata interest, net of permitted withdrawals). The per-share
amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the Marketing Fee the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing

Proposed Liabilities from Equity.”
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and Founders and its permitted transferees will agree to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.
If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
The Sponsor and Founders have agreed (a) to waive their redemption rights with respect to their Founder Shares and Public Shares held by them in connection with the completion of a Business Combination, (b) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination within the Combination Window (as defined below) and (c) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public stockholders with the opportunity to redeem their shares in conjunction with any such amendment.
If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering, February 15, 2023 (the “Combination Window”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest (net of permitted withdrawals and up to $
100,000 to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Window.
The Sponsor and Founders have agreed to waive their right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Window. However, if the Sponsor and Founders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Window. The underwriters have agreed to waive their rights to their Marketing Fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Window and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement, reduce the amount of funds in the Trust Account to below (i) $10.20 per Public Share or (ii) the amount per Public Share held in the Trust Account as of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the trust assets, in each case net of permitted withdrawals. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Company due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Going Concern Consideration, Liquidity and Capital Resources
As of September 30, 2021, the Company had no cash and a working capital deficit of $806,273.
The Company’s liquidity needs up to September 30, 2021, had been satisfied through a payment of $25,000 in prepaid expenses paid by the Sponsor in exchange for the Founder Shares (see Note 5), and borrowings under the promissory note of $165,949. The promissory note was fully repaid on November 17, 2021, from the proceeds of the Initial Public Offering (see Note 5).
Subsequent to the period covered by this quarterly report on Form
10-Q
(the “Quarterly Report”), the Company consummated its Initial Public Offering (see Note 3) and Private Placement (see Note 4). Of the net proceeds from the Initial Public Offering, associated Private Placement, and Initial Stockholder Loan Notes, $175,950,000 of cash was placed in the Trust Account and $1,732,907 of cash was held outside of the Trust Account and is available for the Company’s working capital purposes.
In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loans.
Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Risks and Uncertainties
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the
“COVID-19
outbreak”). In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the
COVID-19
outbreak continues to evolve. The impact of the
COVID-19
outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the
COVID-19
outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the
COVID-19
outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the
COVID-19
outbreak and the resulting market downturn. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Prospectus, which contains the initial audited financial statements and notes thereto for the period from January 26, 2021 (inception) to March 2, 2021 as filed with the SEC on November 12, 2021, and the Company’s report on Form
8-K,
which contains the Company’s audited balance sheet and notes thereto as of November 15, 2021, as filed with the SEC on November 22, 2021. The interim results for the three months ended September 30, 2021 and for the period from January 26, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the ASC
340-10-S99-1.
Offering costs consisted of legal, accounting, and underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $4,702,460 consisting of $3,450,000 of underwriting commissions and $1,252,460 of other cash offering costs. Of this amount, $4,443,825 was charged to stockholders’ deficit and $258,635 was allocated to the Warrants and expensed upon the completion of the Initial Public Offering.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The provision for income taxes was deemed to be immaterial for the period from January 26, 2021 (inception) through September 30, 2021.
Net Loss Per Common Share of Common Stock
Net loss per share of common stock is computed by dividing net loss attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period, plus, to the extent dilutive, the incremental number of shares of common stock to settle warrants, as calculated using the treasury stock method. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company under the treasury stock method. As a result, diluted loss per share of common share is the same as basic loss per share of common stock for the periods. Shares subject to forfeiture are excluded from the calculation of weighted average shares outstanding until the forfeiture restrictions lapse.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.
Warrant Liability
The Company will account for the 12,500,000 warrants (or 14,075,000 warrants if the underwriters’ over-allotment option is exercised in full) issued in connection with the Initial Public Offering and Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company will classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured
at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using an internal valuation model. Our valuation model will utilize inputs such as assumed share prices, volatility, discount factors and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation
at each reporting period. No warrants are currently outstanding. On November 15, 2021, subsequent to the Initial Public Offering, the underwriters exercised the over-allotment option in full.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2020-06,
“Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity” (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU
2020-06
is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows.
Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3 — Initial Public Offering
The Company consummated its Initial Public Offering of 17,250,000 Units on November 15, 2021 (including the over-allotment Units). Each Unit consists of one Class A common stock and one half of one Public Warrant. Each whole Public Warrant entitles the holder to purchase one Class A common stock at an exercise price of $11.50 per share. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000 and incurring $3,450,000 in underwriting fees.

Note 4 — Private Placement
Simultaneously with the closing of the Initial Public Offering the Sponsor purchased 4,360,000 warrants, which included the underwriters exercise of the full over-allotment option, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant and $4,360,000 in the aggregate, in a private placement which occurred concurrently with the closing of the Initial Public Offering. Additionally, Cowen purchased 545,000 private placement warrants, including 45,000 private placement warrants issued in connection with the exercise in full by the underwriters of their option to purchase additional Unit, with the same terms as the Sponsor in a private placement which occurred concurrently with the closing of the Initial Public Offering (the “Cowen Private Placement Warrants”). Additionally, Intrepid purchased 545,000 private placement warrants, including 45,000 private placement warrants issued in connection with the exercise in full by the underwriters of their option to purchase additional Units, with the same terms as the Sponsor in a private placement that occurred concurrently with the closing of the Initial Public Offering (the “Intrepid Private Placement Warrants”). The private placement resulted in an aggregate of 5,450,000 warrants and $5,450,000 in proceeds, a portion of which was placed in the Trust Account.
Note 5 — Related Party Transactions
Founder Shares
In January 2021, the Sponsor and Founders purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares”). In October 2021, the Company effected a share contribution back to capital resulting in the Sponsor and Founders holding 4,312,500 shares of Class B common stock. The Founder Shares include an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor and Founders will own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 15, 2021, the underwriters fully exercised the over-allotment option; thus, Founder Shares are no longer subject to forfeiture.
The Sponsor and Founders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or similar transaction after a Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, the Founder Shares will be released from the lock-up.
Promissory Note — Related Party
On February 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. As of September 30, 2021, there was an outstanding balance under the Promissory Note of $165,949. The promissory note was fully repaid on November 17, 2021 from the proceeds of the Initial Public Offering.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account will be used to repay the Working Capital Loans. Except for the foregoing, the terms of such

Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no borrowings under the Working Capital Loans.
Initial Stockholder Loans
The Sponsor and Founders have agreed to lend the Company an aggregate amount of $3,450,000 as of the closing date of this offering (the “Initial Stockholder Loans”). The Initial Stockholder Loans will bear no interest. The proceeds of the Initial Stockholder Loans will be added to the Trust Account and be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law). The Initial Stockholder Loans are being extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If the Company does not complete a Business Combination, the Company will not repay the Initial Stockholder Loans and their proceeds will be distributed to the Company’s public stockholders. The Sponsor and Founders have waived any claims against the trust account in connection with these loans. As of September 30, 2021, there were no amounts outstanding under the Initial Stockholder Loans. As of the closing of the Initial Public Offering, $3,450,000 was outstanding under the Initial Stockholder Loans.
Note 6 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 2,250,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On November 15, 2021, the underwriters fully exercised their option.
The underwriters were paid a cash underwriting discount of two percent (2%) of the gross proceeds of the Initial Public Offering and subsequent exercise of the over-allotment option, or $3,450,000.
Business Combination Marketing Agreement
The Company has engaged underwriters as advisors in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The Company will pay the Marketing Fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering, including any proceeds from the full or partial exercise of the over-allotment option.

Note 7 — Warrants
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common issuable upon exercise of the warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available.
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the shares of Class A common stock issuable upon exercise of the warrants, to cause such registration statement to become effective and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the Company’s initial business combination, warrant holders
may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Company’s shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, it may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event it does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
Redemption of warrants when the price per Class
 A common stock equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•
if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

Redemption of warrants when the price per Class
 A common stock equals or exceeds $10.00.
Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.10 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period, to each warrant holder; and

•
if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Note 8 — Stockholders’ Equity
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of September 30, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote
for each share. As of September 30, 2021, there were no shares of Class A common stock issued or outstanding.
Class
 B Common Stock
 — The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. In February 2021, the Sponsor and Founders purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate price of $25,000. Of these, an aggregate of up to 750,000 shares are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor and Founders will collectively own 20% of the Company’s issued and outstanding common stock after the Initial Public Offering. On October 4, 2021, the Company effected a share contribution back to capital resulting in its initial stockholders holding 4,312,500 shares of Class B common stock (up to 562,500 shares of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised). On November 15, 2021, the underwriters fully executed their over-allotment option; thus, no Founder Shares are subject to forfeiture.

Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the total number of all shares of common stock outstanding upon completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination in consideration for such seller’s interest in the business combination target and any Private Placement Warrants issued upon the conversion of Working Capital Loans made to the Company.
Note 9 — Subsequent Events
Management has evaluated the impact of subsequent events to determine if events or transactions occurring through the date the financial statements were issued require potential adjustment or disclosure in the financial statements and did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, except as noted below.
Other than the events described in the Notes above, including the completion of the Initial Public Offering and additional offering, sale of the Private Placement Warrants, the contribution of Class B shares back to capital, and the Initial Stockholder Loans, management did not identify any other material subsequent events.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Arena Fortify Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Arena Fortify Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Special Note Regarding Forward-Looking Statements
This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Overview
We are a blank check company incorporated on January 26, 2021 as a Delaware corporation and formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Quarterly Report as our “initial business combination.” We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”), the initial stockholder loans, and the private placement of the Private Placement Warrants (as defined below), the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Results of Operations
We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the period from January 26, 2021 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended September 30, 2021, we had a net loss of $254, which resulted entirely from the formation and operating costs.
For the period from January 26, 2021 (inception) through September 30, 2021, we had a net loss of $1,753, which also resulted entirely from formation and operating costs.
Liquidity and Capital Resources
For the period from January 26, 2021 (inception) through September 30, 2021, net cash used in operating activities was $0, which was due to our net loss of $1,753 offset by accrued offering costs and expenses of $1,753.
For the period from January 26, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $0, which was due to the proceeds from the Promissory Note of $165,949, offset by the payment of deferred offering costs of $165,949.
As of September 30, 2021, we had $0 in our operating bank account.
On November 15, 2021, we consummated the Initial Public Offering of 17,250,000 units (including 2,250,000 units issued upon exercise in full by the underwriters of their option to purchase additional units), at $10.00 per unit, generating gross proceeds of $172,500,000. Each unit consisted of one share of Class A common stock (the “Public Shares”), $0.0001 par value, and one-half
of one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.
Simultaneously with the closing of the Initial Public Offering, the Sponsor, Cowen Investments II LLC (“Cowen”) and Intrepid Financial Partners, L.L.C. (“Intrepid” and with the Sponsor and Cowen, the “Initial Stockholders”) purchased an aggregate of 5,450,000 private placement warrants (including 450,000 private placement warrants issued in connection with the exercise in full by the underwriters of their option to purchase additional units), at a price of $1.00 per private placement warrant (the “Private Placement Warrants”) ($5,450,000 in the aggregate) in a private placement (the “Private Placement”). Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the Initial Public Offering, we also issued promissory notes to each Initial Stockholder (collectively, the “Initial Stockholder Loan Notes”), generating aggregate gross proceeds to the Company of $3,450,000. The Initial Stockholder Loan Notes shall be repaid in cash or converted into warrants (the “Initial Stockholder Loan Warrants”) at a purchase price of $1.00 per warrant, at each such lender’s sole direction. The Initial Stockholder Loan Warrants will be identical to the Private Placement Warrants.
The proceeds from the sale of the Private Placement Warrants and the Initial Stockholder Loan Notes were added to the net proceeds from the Initial Public Offering held in the trust account. If we do not complete our initial business combination within 15 months from the closing of the Initial Public Offering, the proceeds held in the trust account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). There will be no redemption rights or liquidating distributions from the trust account with respect to the Private Placement Warrants.
We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable and excluding deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes, if any. We estimate our annual franchise tax obligations, based on the number of shares of our common stock authorized and outstanding after the completion of this offering, to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from this offering held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account. Any interest earned on the trust account may be used to pay our taxes, and to the extent such interest income is not sufficient, taxes would be paid from the Company’s working capital. To the extent that our common stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.
Subsequent to our Initial Public Offering and prior to the completion of our initial business combination, we have available to us the $1,250,000 of proceeds held outside the trust account, as well as certain funds from loans from our Sponsor, members of our management team or any of their affiliates. We will use these funds to primarily identify and evaluate prospective partner businesses, perform business due diligence on prospective partner businesses, travel to and from the offices, plants or similar locations of prospective partner businesses or their representatives or owners, review corporate documents and material agreements of prospective partner businesses, and structure, negotiate and complete a business combination, and to pay taxes to the extent the interest earned on the trust account is not sufficient to pay our taxes.
We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business prior to the completion of our initial business combination, other than funds available from loans from our Sponsor, members of our management team or any of their affiliates. However, if our estimates of the costs of identifying a prospective partner business, undertaking in-depth
due diligence and negotiating an initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to the completion of our initial business combination. Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our Public Shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our directors and officers may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants issued to our Sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
We expect our primary liquidity requirements during that period to include approximately $390,000 for legal, accounting, due diligence, travel and other expenses in connection with any business combinations; $100,000 for legal and accounting fees related to regulatory reporting requirements; $160,000 for continued exchange listing fees; and $600,000 for directors and officers insurance.
These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in the trust account to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a
“no-shop”
provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a
“no-shop”
provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of September 30, 2021.
Contractual Obligations
Promissory Note - Related Party
On February 22, 2021, the Company issued an unsecured promissory note (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was
non-interest
bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. As of September 30, 2021, there was $165,949 outstanding under the Promissory Note. On November 12, 2021, the Company repaid the outstanding balance under the Promissory Note.
Underwriting Agreement
The Company granted the underwriters a
45-day
option to purchase up to 2,250,000 additional units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions.
The underwriters were paid a cash underwriting discount of $0.20 per unit, or $3,450,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $6,037,500 in the aggregate (the “Marketing Fee”), will be payable to the underwriters pursuant to that certain Business Combination Marketing Agreement (the “Business Combination Marketing Agreement”). The Marketing Fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the Business Combination Marketing Agreement.

Critical Accounting Policies
The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies
:
Net Loss Per Common Share
Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 562,500 shares of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. At September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares of common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Warrant Liabilities
The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480,
Distinguishing Liabilities from Equity
(“ASC 480”) and ASC 815,
Derivatives and Hedging
(“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in
capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations. Upon consummating the Initial Public Offering on November 15, 2021, the Company estimated the fair value of the warrant derivative liabilities to be $15,700,500. The fair value of the warrant derivative liabilities was estimated using a Binomial lattice model.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of September 30, 2021, we were not subject to any market or interest rate risk.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of

1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules
13a-15
(e) and
15d-15
(e) under the Exchange Act) were effective.
Changes in Internal Control Over Financial Reporting
During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on November 12, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on November 12, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Subsequent to the quarterly period covered by this report, on November 15, 2021, we consummated the Initial Public Offering of 17,250,000 units (including 2,250,000 units issued upon exercise in full by the underwriters of their option to purchase additional units), at $10.00 per unit, generating gross proceeds of $172,500,000. Each unit consisted of one Public Share and one Public Warrant. Each Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.
Cowen and Company, LLC and Intrepid Partners, LLC served as underwriters for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-254532). The SEC declared the registration statement effective on November 9, 2021.
Simultaneous with the closing of the Initial Public Offering, we consummated the Private Placement of an aggregate of 5,450,000 Private Placement Warrants (including 450,000 Private Placement Warrants issued in connection with the exercise in full by the underwriters of their option to purchase additional units) to the Initial Stockholders at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $5,450,000. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Simultaneously with the closing of the Initial Public Offering, we also issued the Initial Stockholder Loan Notes to the Initial Stockholders, generating aggregate gross proceeds to the Company of $3,450,000. The Initial Stockholder Loan Notes shall be repaid in cash or converted into Initial Stockholder Loan Warrants at a purchase price of $1.00 per warrant, at each such lender’s sole direction. The Initial Stockholder Loan Warrants will be identical to the Private Placement Warrants. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share.
From January 26, 2021 (inception) through the closing of the Initial Public Offering, we incurred approximately $8.1 million for costs and expenses related to the Initial Public Offering, including the Marketing Fee. In connection with the closing of the Initial Public Offering, we paid a total of approximately $3.5 million in underwriting discounts and commissions. In addition, the Marketing Fee of $0.35 per unit, or approximately $6.0 million in the aggregate, will be payable to the underwriters pursuant to the Business Combination Marketing Agreement. The Marketing Fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the Business Combination Marketing Agreement.
In connection with the Initial Public Offering, we incurred offering costs of approximately $8.1 million, inclusive of the Marketing Fee. Other incurred offering costs consisted principally of preparation fees related to the Initial Public Offering. After deducting the underwriting discounts and commissions (excluding the Marketing Fee, which amount will be payable upon consummation of a business combination) and the Initial Public Offering expenses, $175.95 million of the net proceeds from our Initial Public Offering, the Private Placement and the Initial Stockholder Loan Notes (or $10.20 per unit sold in the Initial Public Offering) was placed in the trust account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are held in the trust account and invested as described elsewhere in this Quarterly Report on Form 10-Q.
There has been no material change in the planned use of proceeds from the Initial Public Offering and the Private Placement as is described in our final prospectus related to the Initial Public Offering, filed with the SEC on November 12, 2021.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41046), filed on November 15, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41046), filed on November 15, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

EX-104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 22, 2021	Arena Fortify Acquisition Corp.

	By:	/s/ Daniel Zwirn
Daniel Zwirn
Chief Executive Officer

Date: December 22, 2021	Arena Fortify Acquisition Corp.

	By:	/s/ Kieran Goodwin
Kieran Goodwin Chief Financial Officer