Form 10-K
period 2021-12-31
Arena Fortify Acquisition Corp.
filed 2022-04-01
CIK 1849489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to

ARENA FORTIFY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	001-39835	86-2228751
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)
405 Lexington Avenue, 59th Floor
New York, New York 10174
(Address of principal executive offices))
Registrant’s telephone number, including area code: (212)
612-3205
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one share of Class A common stock, $0.0001 par value per share, and one-half of one redeemable warrant	AFACU	The Nasdaq Stock Market LLC
Shares of Class A common stock included as part of the units	AFAC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	AFACW	The Nasdaq Stock Market LLC
Shares of Class A common stock underlying redeemable warrants included as part of the units	AFAC	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No
☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated file r	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange

Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  ☒

Auditor Firm Id: 688	Auditor Name: Marcum LLP	Auditor Location: Hartford, CT
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. The registrant’s units began trading on The Nasdaq Stock Market LLC (the “NASDAQ”) on November 10, 2021 and the registrant’s shares of Class A common stock, par value $0.0001 (the “Class A common stock”), and warrants began trading on the NASDAQ on December 31, 2021. The aggregate market value of the common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price for the shares of Class A common stock on December 31, 2021, as reported on the NASDAQ, was $
220,282,500 (based on the closing sales price of the Class A common stock on December 31, 2021 of $12.77).
As of March 24,
2022, 17,250,000 shares of Class A common stock, par value $0.0001, and 4,312,500 shares of Class B common stock, par value $0.0001, were issued and outstanding.
Documents Incorporated by Reference: None.

i

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
(this “Report”), or the context otherwise requires, references to:

•	“ common stock ” are to our Class A common stock and our Class B common stock, collectively;

•	“ Cowen Investments II ” are to Cowen Investments II LLC;

•	“ founders ” are to our sponsor, Cowen Investments II and Intrepid Financial Partners;

•
“
founder shares
” are to shares of our Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A common stock issuable upon the conversion thereof as provided herein;

•	“ initial stockholder loans ” are to the loans certain of our initial stockholders made to us simultaneously with the closing of our initial public offering;

•	“ initial stockholder loan warrants ” are to the warrants that may be issued to our initial stockholders upon conversion of the initial stockholder loans;

•	“ initial stockholders ” are to holders of our founder shares prior to our initial public offering;

•	“ Intrepid Financial Partners ” are to Intrepid Financial Partners, L.L.C.;

•	“ management ” or our “ management team ” are to our officers and directors, and “ directors ” are to our current directors;

•	“ private placement warrants ” are to the warrants issued to our initial stockholders in a private placement simultaneously with the closing of our initial public offering;

•
“
public shares
” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
“
public stockholders
” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

•	“ sponsor ” are to Arena Fortify Sponsor LLC, a Delaware limited liability company; and

•	“ we ,” “ us ,” “ our ,” “ company ,” “ AFAC ” or “ our company ” are to Arena Fortify Acquisition Corp.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•
our ability to complete an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic, as well as from the emergence of variant strains of
COVID-19,
including the efficacy and adoption of recently developed vaccines with respect to
COVID-19
and variant strains thereof;

•
general market, political and economic conditions, including as a result of COVID-19 and the political environment of oil-producing regions, including uncertainty or instability resulting from civil disorder, an outbreak or escalation of armed hostilities or acts of war or terrorism;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS
The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Report. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Report.

•	We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by, or business associated with, our management team is not indicative of future performance of an investment in us.

•
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

•
If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

•	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

•
The requirement that we complete our initial business combination within the prescribed time frame after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.

•
Our search for a business combination, and any target business with which we ultimately complete a business combination, may be materially adversely affected by the outbreak of the novel coronavirus
(COVID-19)
and variants thereof and the status of debt and equity markets.

•
We may not be able to complete our initial business combination within the prescribed time frame after the closing of our initial public offering (by February 15, 2023), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

•
If we seek stockholder approval of our initial business combination, our founders, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.

•
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

•
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 15 months from the closing of our initial public offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

•
Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient
to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.

•
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

•
Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our ordinary shares.

•
We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

PART I

ITEM 1.	BUSINESS
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the initial stockholder loans, and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
In February 2021, we issued 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. In March 2021, our sponsor sold 456,000 founder shares each to Cowen Investments II and Intrepid Financial Partners. On March 19, 2021, our sponsor transferred 25,000 shares to each of Marc McCarthy and James Crockard III. On October 4, 2021, we effected a share contribution back to capital resulting in our initial stockholders holding 4,312,500 shares of our Class B common stock.
On November 15, 2021, we consummated the initial public offering of 17,250,000 units (including 2,250,000 units issued upon exercise in full by the underwriters of their option to purchase additional units), at $10.00 per unit, generating gross proceeds of $172,500,000. Each unit consists of one share of Class A common stock, $0.0001 par value, and one-half
of one redeemable warrant. Each public warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.
Simultaneously with the closing of the initial public offering, our initial stockholders purchased an aggregate of 5,450,000 private placement warrants (including 450,000 private placement warrants issued in connection with the exercise in full by the underwriters of their option to purchase additional units), at a price of $1.00 per private placement warrant ($5,450,000 in the aggregate) in a private placement. Each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the initial public offering, we also issued promissory notes to each initial stockholder, generating aggregate gross proceeds to the company of $3,450,000. These notes shall be repaid in cash or converted into initial stockholder loan warrants at a purchase price of $1.00 per warrant, at each such lender’s sole direction. The initial stockholder loan warrants will be identical to the private placement warrants.
While we may pursue an initial business combination target in any business, industry or geographic location, and are not limited to any particular business, industry or geographic location, we intend to focus on acquisition candidates that have either recently emerged from bankruptcy court protection or will require incremental capital as part of a balance sheet restructuring within the broad natural resources industry. In particular, we believe that many post-restructured private companies suffer from a valuation discount due to their opaqueness, complexity, short term ownership base and overall lack of liquidity. We believe that our in-depth
understanding of restructurings and post-restructuring company analysis, coupled with our management team’s extensive industry experience, as well as the more liquid publicly traded vehicle the company offers in an initial business combination, could result in significant value creation for our stockholders. Creating value for our stockholders is the ultimate goal of this business strategy. We intend to focus our search efforts on targets with an aggregate enterprise value of $750.0 million to $2.0 billion, though we may find a target that lies outside that range.

We believe our management team is well positioned to identify attractive businesses within the natural resources industry that would benefit from access to the public markets and the skills of our management team. Our objective is to complete our initial business combination and enhance stockholder value by helping to identify and recruit effective management, enhance existing business models and strategic planning, identify and complete follow-on
acquisitions, implement operational improvements, and expand product offerings and geographic footprint. We expect to utilize our management team’s experience and extensive relationship network to achieve these objectives. We intend to focus on evaluating established companies with leading competitive positions, strong management teams, and long-term potential for growth and profitability.
Market Opportunity
Investing in distressed companies, restructurings, post-restructured companies, illiquid and undercapitalized assets has been a core strategy of our management team and sponsors and is a core strategy of the company. While we may pursue an initial business combination in any industry, we believe the energy and energy-related sectors are presenting, and will continue to present, compelling investment and acquisition opportunities consistent with the company’s strategy for many reasons, including:

•
Industry Disruption
. Commodity price volatility and the economic dislocation caused by
COVID-19
has adversely impacted the financial performance of many quality companies and owners of quality assets in the energy and energy-related sectors. Many of these companies and assets were highly levered due to either private equity ownership or the general expansion of corporate borrowing over the most recent economic cycle. In order to improve their capital structures and support liquidity, these companies will require comprehensive balance sheet restructurings or incremental equity capital.

•
“Unnatural” Ownership
. Since 2015, the energy sector, including oil and gas exploration and production, oilfield services, and transportation, storage and processing, has seen bankruptcies comprising over $250 billion of liabilities at the time of our initial public offering.
1
In many instances, the illiquid, post-reorganization equity is held by former credit investors, including bank lenders and hedge funds, who may not have intended to own the equity and are seeking exit opportunities. We believe that a sale to the company could be a strategic option to these “unnatural” holders of equity and offers an attractive opportunity to create value for our stockholders.

•
Limited Capital Access and A&D Activity
. Many companies in the energy and energy-related sectors cannot access traditional sources of capital. Public equity issuance outside of the merger and acquisition context is at historically low levels, while the high yield market has only been available to select issuers with higher credit ratings. Several traditional bank lenders in the sector have reduced their exposure or have exited the industry all together due to environmental, social and governance concerns and regulatory risk overhangs. Limited capital access, coupled with a market for acquisitions and divestitures (“A&D”) that is at historical lows has led to fewer transactions and implied transaction values significantly lower than in recent years.

1
Source: Haynes and Boone, LLP Midstream Report, dated December 31, 2020; Haynes and Boone, LLP Oilfield Services Bankruptcy Tracker, dated December 31, 2020; Haynes and Boone, LLP Oil Patch Bankruptcy Monitor, dated December 31, 2020; FactSet; Bloomberg.

We believe that when combined, these factors create a market characterized by a need for capital and an increased prevalence of willing sellers with limited exit options. We are positioned to act as a viable source of opportunity to companies in the energy sector while creating value for our stockholders.
Business Strategy
Our business strategy is to identify, combine with and maximize the value of a company that has either recently emerged from bankruptcy court protection or will require incremental capital as part of a balance sheet restructuring. While we may pursue an initial business combination target in any business, industry or geographic location, and are not limited to any particular business, industry or geographic location, we intend to focus on acquisition candidates that fit this profile within the broad natural resources industry. In particular, we believe that many post-restructured private companies suffer from a valuation discount due to their opaqueness, complexity, short term ownership base and overall lack of liquidity. We believe that our in-depth
understanding of restructurings and post-restructuring company analysis, coupled with our management team’s extensive industry experience, as well as the more liquid publicly traded vehicle the company offers in an initial business combination, could result in significant value creation for our stockholders. Creating value for our stockholders is the ultimate goal of this business strategy. We intend to focus our search efforts on targets with an aggregate enterprise value of $750.0 million to $2.0 billion, though we may find a target that lies outside that range.
Distressed and post-restructured companies can provide an attractive investment opportunity due to the unique set of circumstances surrounding balance sheet restructurings and post-restructured capital structures. Balance sheets are typically restructured by swapping existing debt for new equity, and these restructurings often also require a capital injection into the company to fund operations and pay down debt that was not equitized. We believe that the former creditors of insolvent companies are not typically long-term holders of the new company’s equity, resulting in a valuation discount to publicly traded peers that may allow us to merge with a post-restructured company on highly favorable terms. In addition, post-restructured companies have an entirely different balance sheet, cost structure, asset base and sometimes a different management team relative to the pre-restructured
company. In addition, typically a number of turnaround initiatives undertaken before and during the balance sheet restructuring have yet to manifest themselves in the operating results of the new company, resulting in a valuation that may not fully reflect the future positive operating performance of the company.
The company, in addition to securing investments from affiliates of Cowen and Company, LLC and Intrepid Partners, LLC, has established a relationship with the firms to leverage sourcing capabilities and accelerate identification of a target acquisition.
Investments in post-restructured or otherwise distressed businesses are subject to various risks. Investments in such companies are speculative, prices are volatile, and market movements are difficult to predict. Supply and demand for distressed securities change rapidly and are affected by a variety of market factors over which we have no control, and which may reduce the pool of profitable investment opportunities. Moreover, our ability to identify undervalued investment opportunities that fit our business strategy involves a high degree of uncertainty, and no assurance can be given that we will be able to identify such opportunities. In addition, such investments may take a substantial period of time before realizing their anticipated value and returns generated from such investments may not adequately compensate for the business and financial risks assumed. There is no guarantee that we will be able to achieve our investment objectives or provide any return on invested capital.

Business Combination Criteria
Consistent with our business strategy, we have identified the following general criteria that we believe are important in evaluating candidates for our initial business combination. While we intend to utilize these criteria in evaluating business combination opportunities, we expect that no individual criterion will entirely determine a decision to pursue a particular opportunity. Further, any initial business combination opportunity that we ultimately determine to pursue may not meet one or more of these criteria.

•
Post Restructured Companies
. We intend to seek candidates that have recently restructured their balance sheet. We believe that post-restructured companies may be valued at a discount to their publicly traded peers due to the short term nature of their ownership base (former creditors are typically the new equity owners post-restructuring), the complexity in understanding their restructuring, the lack of clarity and information regarding their financial performance, the concentrated nature of their ownership base and the lack of publicly traded equity, among other reasons. Given the surge in restructuring activity within the natural resources sector over the last twelve months, we believe we may have the opportunity to identify an attractive asset held by non-traditional
owners, such as commercial banks, or other senior secured lenders, seeking exit liquidity. We believe that post-restructured companies are where we have the strongest network to identify opportunities and the ability and experience to create stockholder value.

•
Middle-Market Companies
. We intend to seek candidates with an enterprise value of approximately $750 million to $2.0 billion, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies. Though we may find a target that lies outside that range, we believe that post-restructured middle-market companies suffer from a larger valuation discount to their publicly traded peers than larger companies.

•
Non-Core
Assets
. We may target packages of assets that may be considered
non-core,
or
non-priority,
by a larger company. Such assets may suffer depressed valuations due to a lack of appropriate capital spending or lack of visibility within the construct of a larger business. We believe companies may seek to sell such non-core
assets to us as a means to raise liquidity for deployment towards their primary operations.

•
Companies with Stressed Capital Structures
. We intend to target companies that, due to the economic dislocation caused by
COVID-19
and volatility in commodity prices, have near-term earnings and cashflow profiles that cannot support their pre-COVID-19
capital structures and will require incremental outside capital as part of a bankruptcy, out of court balance sheet restructuring, or another recapitalization. We believe that middle-market companies have a more difficult time accessing the capital markets compared to their larger peers, and therefore could benefit more from an initial business combination with our company.

•
Market Leaders with Defensible Business Models and Stable Cash Flows
. We intend to target companies that have restructured or need to restructure their balance sheets due to a bad balance sheet, and not due to poor business fundamentals. We intend to seek candidates that have defensible business models and generate stable and predictable cash flows.

•
Discount to Publicly Traded Peers
. We intend to seek candidates that are valued in the private market at a significant discount to their publicly traded peers. We believe that this discount will facilitate the initial business combination negotiation by allowing the opportunity for liquidity and multiple expansion for the target’s current equity holders, while at the same time allowing meaningful upside for our stockholders’ post-business combination.

•
Strong Management Teams
. We will target businesses that have strong, experienced management teams. We also may be able to assist with potential management additions from our network of experienced turnaround professionals, in particular our operating professionals at Fortify Energy Management. Additionally, we may seek to optimize the management team of a potential target business by introducing board members with relevant insight and experience.

•
Benefit from Being a Public Company
. We intend to pursue a business combination with a company that will benefit from being publicly traded and can effectively utilize the broader access to capital and public profile that are associated with being a publicly traded company.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet any or all of the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our stockholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of proxy solicitation or tender offer materials that we would file with the U.S. Securities and Exchange Commission (the “SEC”).
Our Acquisition Process
In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial and other information that will be made available to us. We will also utilize our operational and capital allocation experience.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”), or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.
Certain of our initial stockholders made initial stockholder loans to us simultaneously with the closing of our initial public offering. Members of our management team directly or indirectly own founder shares and/or private placement warrants following our initial public offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination. Moreover, we may pursue an acquisition opportunity jointly with our sponsor, Arena Fortify Sponsor LLC, affiliates of our sponsor or investors in our sponsor. Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
Our officers and directors or affiliates of our sponsor may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and the officer and director teams. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination.
In addition, our officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our officers and directors have, and will have in the future, time and attention requirements for current and future investment funds, accounts, co-investment
vehicles and other entities managed by affiliates of our sponsor. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investments funds, accounts, co-investment
vehicles and other entities managed by affiliates of our sponsor (including, without limitation, arising as a result of certain of our officers and directors being required to offer acquisition opportunities to such investment funds, accounts, co-investment
vehicles and other entities), such affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.
We have filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the completion of our initial business combination.
Initial Business Combination
Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the trust account (excluding the marketing fee (the “Marketing Fee”) payable to the underwriters of our initial public offering pursuant to that certain business combination marketing agreement (the “Business Combination Marketing Agreement”) and taxes payable on the interest earned on the trust account) at the time of the agreement to enter into the initial business combination. The requirement that the target business or businesses together have an aggregate fair market value of at least 80% of the assets held in the trust account will be set forth in our amended and restated certificate of incorporation, and will continue to apply to us even if our securities are no longer listed on the NASDAQ. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or an independent accounting firm with respect to the satisfaction of such criteria.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
Status as a Public Company
We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for shares of our Class A common stock (or shares of a new holding company) or for a combination of shares of our Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with stockholders’ interests and the ability to use its equity as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.
Financial Position
With funds available for a business combination initially in the amount of approximately $170,404,000 as of February 28, 2022, after payment of $6,037,500 of the Marketing Fee, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we can complete our business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
We are not presently engaged in any operations. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the initial stockholder loans, and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the completion of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of purchases of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy solicitation or tender offer materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.
Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, venture capital firms, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to reimburse our founders, officers and directors, or any of their respective affiliates, for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, or from making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm that such an initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing
fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Selection of a Target Business and Structuring of Our Initial Business Combination
Our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of our assets held in the trust account (excluding the Marketing Fee and taxes payable on the income earned on the trust account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or from an independent accounting firm with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.
In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for the post-transaction company not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test.
To the extent we effect our business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review, which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
Permitted Purchases of Our Securities
In the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our founders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares in such transactions. They will be restricted from making any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have an insider trading policy that requires insiders to refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public
information and to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule
10b5-1
plan, as such purchases will be dependent upon several factors, including but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule
10b5-1
plan or determine that such a plan is not necessary.
In the event that our founders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.
The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our founders, officers, directors and/or their affiliates anticipate that they may identify the stockholders with whom our founders, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our founders, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Our founders, officers, directors, advisors or their affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.
Any purchases by our founders, officers, directors and/or their affiliates who are affiliated purchasers under Rule
10b-18
under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule
10b-18,
which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule
10b-5
of the Exchange Act. Rule
10b-18
has certain technical requirements that must be complied with for the safe harbor to be available to the purchaser. Our founders, officers, directors and/or their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act.
Redemption Rights for Public Stockholders upon Completion of Our Initial Business Combination
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the completion of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was approximately $10.20 per public share as of February 28, 2022. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the Marketing Fee we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination.
Manner of Conducting Redemptions
We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors described above, including under “—Stockholders May Not Have the Ability to Approve Our Initial Business Combination,” such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or stock exchange listing requirements or we choose to seek stockholder approval for business or other legal reasons.
If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our business combination, we or our sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule
14e-5
under the Exchange Act.
In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares which are not purchased by our founders, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.
If, however, stockholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.
If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders will count toward this quorum and have agreed to vote their founder shares and any public shares purchased during or after our initial public offering in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes
will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need 6,468,750, or 37.5% (assuming all outstanding shares are voted), of the 17,250,000 public shares sold in our initial public offering (including the exercise by the underwriter of its over-allotment option) to be voted in favor of a transaction (assuming all outstanding shares are voted) to have our initial business combination approved. We intend to give approximately 30 days (but not less than 10 days nor more than 60 days) prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will complete our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.
Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners; (ii) cash to be transferred to the target for working capital or other general corporate purposes; or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof.
Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Stockholder Approval
Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination.
Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights
We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.
The foregoing is different from the procedures used by many blank check companies. To perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our business combination.
If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until February 15, 2023, which is 15 months from the closing of our initial public offering.
Redemption of Public Shares and Liquidation if no Initial Business Combination
Our founders, officers and directors have agreed that we will have only 15 months from the closing of our initial public offering (until February 15, 2023) to complete our initial business combination. If we are unable to complete our business combination within such period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination within the
15-month
time period.
Our founders, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within 15 months from the closing of our initial public offering. However, if our initial stockholders acquire public shares in or after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted
15-month
time period.
Our founders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering or with respect to any other provisions relating to the rights of holders of our Class A common stock, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the proceeds held outside of the trust account (which as of February 28, 2022, was approximately $417,871), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay our franchise and income taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.
If we were to expend all of the net proceeds of our initial public offering, the sale of the private placement warrants and the initial stockholder loans, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by stockholders upon our dissolution would be approximately $10.20. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share
redemption amount received by stockholders will not be substantially less than $10.20. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.
In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
In the event that the proceeds in the trust account are reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. We have not asked our sponsor to reserve for such indemnification obligations and we cannot assure you that our sponsor would be able to satisfy those obligations. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.20 per public share.
We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 15 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our business combination within 15 months from the closing of our initial public offering, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our business combination within the required time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 15th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.
Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.20 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay our franchise and income taxes and will not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.20 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public stockholders will be entitled to receive funds from the trust account only in the event of the redemption of our public shares if we do not complete our business combination within 15 months from the closing of our initial public offering or if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.
Competition
In identifying, evaluating and selecting a target business for our business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
Our executive offices are located at 405 Lexington Avenue, 59th Floor, New York, NY 10174, and our telephone number is (212)
612-3205.
We consider our current office space adequate for our current operations.
Employees and Human Capital Resources
We currently have three officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination.
The amount of time that any such person will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information
We have registered our units, Class A common stock and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials (as applicable) sent to stockholders. These financial statements may be required to be prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) or international financial reporting standards (“IFRS”), depending on the circumstances and the historical financial statements may be required to be audited in accordance with the Public Company Accounting Oversight Board (United States) (“PCAOB”). These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business selected by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that any applicable requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A.	RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report and the final prospectus for our initial public offering filed with the SEC on November 12, 2021, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Risks Relating to our Search for, Completion of, or Inability to Complete, a Business Combination and Post-Business Combination Risks
We are a recently formed company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a recently formed company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.
Past performance by, or business associated with, our management team, is not indicative of future performance of an investment in us.
Information regarding performance by, or businesses associated with, our management team, is presented for informational purposes only. Any past experience and performance of our management team is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our initial business combination; or (2) of any results with respect to any initial business combination we may complete. You should not rely on the historical record of the performance of, or businesses associated with, our management team as being indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.
Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.
We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by applicable law or stock exchange requirement, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our public shares do not approve of the business combination we complete. See “Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.
If we seek stockholder approval of our initial business combination, our initial stockholders have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.
Unlike many other blank check companies in which the initial stockholders agree to vote their founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our initial stockholders have agreed to vote their founder shares, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. As a result, in addition to our initial stockholders’ founder shares, we would need 6,468,750, or 37.50%, of the 17,250,000 public shares sold in our initial public offering (including the full exercise by the underwriter of the over-allotment option) to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Our initial stockholders own shares representing 20% of our outstanding shares of common stock. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if our initial stockholders agreed to vote their founder shares in accordance with the majority of the votes cast by our public stockholders.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our initial business combination. Because our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. The amount of the “Marketing Fee” ($0.35 per unit, or $6,037,500 in the aggregate) payable to the underwriters pursuant to the Business Combination Marketing Agreement will not be adjusted.
The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could decrease the probability that our initial business combination would be successful and that you would have to wait for liquidation to redeem your stock.
If our business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be successful is decreased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.
The requirement that we complete our initial business combination within the prescribed time frame after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our business combination on terms that would produce value for our stockholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 15 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.
Our search for a business combination, and any target business with which we ultimately complete a business combination, may be materially adversely affected by the outbreak of the novel coronavirus
(COVID-19)
and variants thereof and the status of debt and equity markets.
COVID-19
has resulted in volatile economic conditions, business disruptions and reductions in consumer spending across the globe. Although several
COVID-19
vaccines are currently being widely administered in both the U.S. and Europe, the severity, magnitude and duration of the effects of the pandemic continue to evolve, remain uncertain and may be impacted by various factors, including the acceptance of
COVID-19
vaccines and vaccine effectiveness, rates of infection from new
COVID-19
variants and actions taken throughout the world, including in the markets in which potential business combination targets operate, to contain
COVID-19
and manage its impact. Macro-economic conditions as a direct or indirect result of
COVID-19
may also affect our search for a business combination and the businesses and operations of target companies.

COVID-19’s
extensive impact has and could continue to adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we complete a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to
COVID-19
and variants therof continue to restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and complete a transaction in a timely manner. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of
COVID-19
and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to complete a business combination, or the operations of a target business with which we ultimately complete a business combination, may be materially adversely affected. In addition, our ability to complete a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
The severity, magnitude and duration of the outbreak of
COVID-19
and variants of
COVID-19
continue to be uncertain and evolving and depend on events beyond our knowledge or control. As such, we might not be able to predict, or respond to, all impacts on a timely basis to prevent near- or long-term adverse impacts on our business, results of operations, financial condition and cash flows, which impacts may be material. Additionally, the impacts of the
COVID-19
pandemic could have the effect of heightening many of the other risks described herein.
We may not be able to complete our initial business combination within the prescribed time frame after the closing of our initial public offering (by February 15, 2023), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless. These conditions raise substantial doubt of the company’s ability to continue as a going concern.
We may not be able to find a suitable target business and complete our initial business combination within 15 months after the closing of our initial public offering (by February 15, 2023). Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. If we have not completed our initial business combination within such time period, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, including franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors described herein.
If we are unable to complete an initial business combination within the
15-month
period (by February 15, 2023), we may seek an amendment to our amended and restated certificate of incorporation to extend the period of time we have to complete an initial business combination beyond February 15, 2023. Our amended and restated certificate of incorporation requires that such an amendment be approved by holders of 50% of our outstanding common stock.
Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that our plans to raise capital or to consummate an initial business combination will be successful. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by February 15, 2023, then (except as described in the succeeding paragraph) we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. Management intends to complete an initial business combination on or before February 15, 2023, however, it is uncertain whether management will succeed in doing so. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.

If we seek stockholder approval of our initial business combination, our founders, directors, officers, advisors and their affiliates may elect to purchase shares from public stockholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our founders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so.
Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our founders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on a national securities exchange.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering, the sale of the private placement warrants and the initial stockholder loans, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A common stock which our public stockholders redeem in connection with our initial business combination, target companies will be aware that this may reduce the resources available to us for our initial business combination. This may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors set forth herein.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination entity’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to complete an initial business combination on terms favorable to our investors.
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least 15 months from the closing of our initial public offering, we may be unable to complete our initial business combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
The funds available to us outside of the trust account may not be sufficient to allow us to operate for 15 months from the closing of our initial public offering, assuming that our initial business combination is not completed during that time. We believe that the funds currently available to us outside of the trust account will be sufficient to allow us to operate for 15 months from the closing of our initial public offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors set forth herein.

If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for at least the next 15 months, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search for a business combination, to pay our taxes, including franchise and income taxes, and to complete our initial business combination. If we are unable to obtain these loans, we may be unable to complete our initial business combination.
Of the net proceeds of our initial public offering and the sale of the private placement warrants, as of February 28, 2022, only approximately $417,871 is available to us outside the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to obtain these loans, we may be unable to complete our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors described herein.
Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will surface all material issues in relation to a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to such stockholder, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our current principal activities subject us, or that our anticipated principal activities in the future will subject us, to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in us is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (a) the completion of our primary business objective, which is a business combination, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the return of the funds held in the trust account to our public stockholders as part of our redemption of our public shares if we have not completed our business combination within 15 months from the closing of our initial public offering, subject to applicable law. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our trust account and our warrants will expire worthless.
We may not hold an annual meeting of stockholders until after the completion of our initial business combination, which could delay the opportunity for our stockholders to elect directors.
In accordance with the NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on the NASDAQ. Under Section 211(b) of the DGCL, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our initial business combination, and thus, we may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the completion of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.
Holders of Class A common stock are not entitled to vote on any election of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our founder shares have the right to vote on the election of directors. Holders of our public shares are not entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the completion of an initial business combination.
Because we are not limited to a particular industry, sector or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.
Although we are focusing our search for a target business in the natural resources sector, we may seek to complete a business combination with an operating company in any industry or sector. However, we are not, under our amended and restated certificate of incorporation, permitted to effectuate our business combination with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’ operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units, Class A common stock or warrants will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
Although we intend to focus on identifying business combination candidates in the natural resources sector, we may consider a business combination outside of our management’s area of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units, Class A common stock or warrants will not ultimately prove to be less favorable to our stockholders than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings or difficulty in retaining key personnel.
To the extent we complete our initial business combination with a financially unstable business or an entity lacking an established record of revenues or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues or earnings and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.
We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.
Unless we complete our business combination with an affiliated entity, or our board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.
Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public stockholders, and our warrants will expire worthless.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders who choose to remain stockholders following the business combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.
We may choose to incur substantial debt to complete our business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, our ability to pay expenses, make capital expenditures and acquisitions and fund other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, and execution of our strategy; and

•	other disadvantages compared to our competitors who have less debt.
We may only be able to complete one business combination with the proceeds of our initial public offering, the sale of the private placement warrants and the initial stockholder loans, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
Of the net proceeds from our initial public offering (including the full exercise by the underwriters of their over-allotment option), the sale of the private placement warrants and the initial stockholder loans, as of February 28, 2022, approximately $176,442,000 is available to complete our business combination and pay related fees and expenses (which amount includes the Marketing Fee).
We may effectuate our business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single business, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. In addition, we are focusing our search for an initial business combination in a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our business combination strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
Our management may not be able to maintain control of a target business after our initial business combination.
We may structure a business combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our stockholders do not agree.
Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon completion of our initial business combination (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our founders, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all shares of Class A common stock submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate our initial business combination, we may seek to amend our amended and restated certificate of incorporation or governing instruments in a manner that will make it easier for us to complete our initial business combination but that our stockholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements.
For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and extended the time to complete an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments, change our industry focus or extend the time to complete an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated certificate of incorporation that relate to our pre-business
combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of 50% of our common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business
combination activity, without approval by a certain percentage of the company’s stockholders. In those companies, amendment of these provisions sometimes requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business
combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of 50% of our common stock entitled to vote thereon, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 50% of our common stock entitled to vote thereon. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our outstanding common stock entitled to vote thereon, subject to applicable provisions of the DGCL or applicable stock exchange rules. Our initial stockholders, who collectively beneficially own 20.0% of our common stock, will participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

Our founders, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering or with respect to any other provisions relating to the rights of holders of our Class A common stock, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our founders, officers and directors. Our stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our founders, officers or directors for any breach of these agreements. As a result, in the event of a breach, our stockholders would need to pursue a stockholder derivative action, subject to applicable law.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination
Although we believe that the net proceeds of our initial public offering, the sale of the private placement warrants and the initial stockholder loans will be sufficient to allow us to complete our initial business combination, we cannot currently ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering, the sale of the private placement warrants and the initial stockholder loans prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive approximately $10.20 per share on the liquidation of our trust account, and our warrants will expire worthless.
Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing our initial business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls over financial reporting beginning with our Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
A provision in our warrant agreement may make it more difficult for us to complete an initial business combination.
Unlike most blank check companies, if (i) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.20 per share of our Class A common stock (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial stockholders or its affiliates, without taking into account any founder shares held by our initial stockholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the completion of our initial business combination (net of redemptions), and (iii) the volume weighted average trading price of Class A common stock during the 20 trading day period starting on the trading day prior to the day on which we consummate our initial business combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 100% and 180%, respectively, of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to complete an initial business combination with a target business.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to complete an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to complete an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and complete an initial business combination, and may result in our inability to complete an initial business combination on terms favorable to our investors altogether.
Transactions in connection with or in anticipation of our initial business combination and our structure thereafter may not be tax-efficient
to our stockholders and warrant holders. As a result of our business combination, our tax obligations may be more complex, burdensome and uncertain.
Although we will attempt to structure transactions in connection with our initial business combination in a tax-efficient
manner, tax structuring considerations are complex, the relevant facts and law are uncertain and may change, and we may prioritize commercial and other considerations over tax considerations. For example, in anticipation of or as a result of our initial business combination and subject to requisite stockholder approval, we may enter into one or more transactions that require stockholders and/or warrant holders to recognize gain or income for tax purposes or otherwise increase their tax burden. We do not intend to make any cash distributions to stockholders or warrant holders to pay taxes in connection with our business combination or thereafter. Accordingly, a stockholder or a warrant holder may be required to satisfy any liability resulting from any such transactions with cash from its own funds or by selling all or a portion of such holder’s shares or warrants. In addition, we may effect a business combination with a target company in another jurisdiction or reincorporate in a different jurisdiction (including, but not limited to, the jurisdiction in which the target company or business is located). As a result, stockholders and warrant holders may be subject to additional income, withholding or other taxes with respect to their ownership of us after our initial business combination.
Furthermore, we may effect a business combination with a target company that has business operations outside of the United States and, possibly, business operations in multiple jurisdictions. If we effect any such transaction, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in many jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax
profitability and financial condition.
Risks Relating to our Securities
If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our business combination. Despite our compliance with these rules, if a stockholder fails to receive our proxy solicitation or tender offer materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials mailed to such holders, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Report entitled “Business.”
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (a) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such stockholder properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to provide holders of our Class A common stock the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of our initial public offering or (ii) with respect to any other provisions relating to the rights of holders of our Class A common stock, and (c) the redemption of our public shares if we have not completed our business combination within 15 months from the closing of our initial public offering, subject to applicable law and as further described herein. In addition, if we are unable to complete an initial business combination within 15 months from the closing of our initial public offering for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond 15 months from the closing of our initial public offering before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.20 per share.
The proceeds held in the trust account are invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated certificate of incorporation, our public stockholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public stockholders may be less than $10.20 per share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our board of directors may be exposed to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.
The NASDAQ may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are currently listed on the NASDAQ. However, we cannot assure you that our securities will continue to be listed on the NASDAQ in the future or prior to our initial business combination. In order to continue listing our securities on the NASDAQ prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NASDAQ’s initial listing requirements, which are more rigorous than the NASDAQ’s continued listing requirements, in order to continue to maintain the listing of our securities on the NASDAQ. For instance, our stock price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round-lot
holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500). We may not be able to meet those initial listing requirements at that time.
If the NASDAQ delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.
The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A common stock and warrants are listed on the NASDAQ, our units, Class A common stock and warrants are covered securities. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the state of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NASDAQ, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.
If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.
If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm ), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.
Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share
redemption amount received by public stockholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm and the underwriters of our initial public offering) for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.20 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations.

While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.20 per share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers, or of our sponsor and its affiliates.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. Additionally, we have agreed to indemnify our sponsor and their affiliates in connection with any claims by the company or a third party in respect of any investment opportunities sourced by them, any liability arising with respect to their activities in connection with our affairs, and that are provided without a separate written agreement between us and any such party. However, our officers and directors, sponsor and their affiliates have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we complete an initial business combination. Our obligation to indemnify our officers and directors, sponsor and their affiliates may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty, or against our sponsor, and their affiliates for activities in connection with our affairs. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, or our sponsor and their affiliates even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months from the closing of our initial public offering may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a
60-day
notice period during which any third-party claims can be brought against the corporation, a
90-day
period during which the corporation may reject any claims brought, and an additional
150-day
waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 15th month from the closing of our initial public offering in the event we do not complete our business combination and, therefore, we do not intend to comply with these procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 15 months from the closing of our initial public offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.
Registration of the shares of Class A common stock issuable upon exercise of the warrants under the Securities Act may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis. If the issuance of the shares upon exercise of warrants is not registered, qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless.
We have agreed that as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement on Form
S-1
that was filed in connection with our initial public offering or file a new registration statement for the registration under the Securities Act of the shares of Class A common stock issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the shares of Class A common stock issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the foregoing, if a registration statement covering shares of Class A common stock issuable upon exercise of the warrants is not effective within a specified period following the completion of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

We will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of Class A common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the warrants included as part of units sold in our initial public offering. In such an instance, our sponsor, Arena Fortify Sponsor LLC and their respective transferees (which may include our directors and executive officers) would be able to sell the common stock underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying common stock. We will use our commercially reasonable efforts to register or qualify such shares of common shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.
The grant of registration rights to our initial stockholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our initial stockholders and their permitted transferees can demand that we register the private placement warrants, the initial stockholder loan warrants and the shares of Class A common stock issuable upon exercise of the founder shares, the private placement warrants and the initial stockholder loan warrants held by them and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the securities owned by our initial stockholders or holders of working capital loans or their respective permitted transferees are registered.
We may issue additional common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, 30,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. There are 182,750,000 and 25,687,500 authorized but unissued shares of Class A common stock and Class B common stock, respectively, available for issuance, which amount does not take into account shares of Class A common stock reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of Class B common stock. Our Class B common stock is automatically convertible into Class A common stock at the time of our initial business combination or at the option of the holder at any time, at a one-for-one
ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.
We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the warrants at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional shares of common or preferred stock:

•	may significantly dilute the equity interest of investors;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•
could cause a change in control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, Class A common stock and/or warrants.
Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.
Our initial stockholders own shares representing 20.0% of our issued and outstanding shares of common stock. Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our board of directors, whose members were elected by our initial stockholders, is divided into three classes, each of which generally serves for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of our Class A common stock purchasable upon exercise of a warrant.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date on which we give proper notice of such redemption and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.
In addition, we may redeem your warrants after they become exercisable for $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of Class A common stock determined based on the redemption date and the fair market value of our Class A common stock. Any such redemption may have similar consequences to a cash redemption described above. In addition, such redemption may occur at a time when the warrants are
“out-of-the-money,”
in which case you would lose any potential embedded value from a subsequent increase in the value of the Class A common stock had your warrants remained outstanding.

None of the private placement warrants or initial stockholder loan warrants will be redeemable by us so long as they are held by the initial stockholders or their respective permitted transferees.
Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our business combination.
We issued warrants to purchase 8,625,000 shares of Class A common stock as part of the units offered in our initial public offering, which included a full exercise of the underwriters’ overallotment option, and simultaneously with the closing of our initial public offering and the full exercise by the underwriters of their overallotment option, we issued in a private placement warrants to purchase 5,450,000 shares of Class A common stock at $11.50 per share. Prior to our initial public offering, our founders purchased an aggregate of 5,750,000 founder shares in a private placement. On October 4, 2021, we effected a share contribution back to capital resulting in our initial stockholders holding 4,312,500 shares of our Class B common stock. The founder shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment as set forth herein. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. Furthermore, up to $3,450,000 of our initial stockholder loans may be converted into warrants, at a price of $1.00 per warrant at the option of each initial stockholder. Such initial stockholder loan warrants would be identical to the private placement warrants. Our public warrants are also redeemable by us for Class A common stock.
To the extent we issue shares of Class A common stock to effectuate a business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants and conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of our Class A common stock and reduce the value of the shares of Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.
The private placement warrants and the initial stockholder loan warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our initial stockholders or their permitted transferees, (i) they will not be redeemable by us and (ii) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our initial stockholders until 30 days after the completion of our initial business combination.
Because each unit contains
one-half
of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains
one-half
of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other offerings similar to ours whose units include one share of common stock and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half
of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Securities Act or the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Accordingly, our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and holders of our warrants will not be deemed to have waived our compliance with these laws, rules and regulations. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement.
If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
Certain of our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with changes in fair value each period to be reported in earnings, which may have an adverse effect on the market price of our ordinary shares.
We account for our warrants as a warrant liability and recorded at fair value upon issuance any changes in fair value each period reported in earnings as determined by the company based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.
Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred stock, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.
Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director, or officer or employee of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director, or officer or employee of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This
choice-of-forum
provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences.
An investment in our securities, and certain subsequent transactions with respect to our securities, may result in uncertain or adverse U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we are issuing in this offering, the allocation an investor makes with respect to the purchase price of a unit between the shares of Class A common stock and the partial warrant to purchase Class A common stock included in each unit could be challenged by the Internal Revenue Service (“IRS”). Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our shares of Class A common stock suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be eligible for favorable U.S. federal income tax treatment. Each prospective investor is urged to consult and rely solely upon its tax advisor with respect to these and other tax consequences when purchasing, holding or disposing of our securities.
Risks Relating to our Sponsor, Founders and Management Team
Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our business combination. In addition, our sponsor will not be eligible to be repaid for the initial stockholder loan provided to us if our business combination is not completed. As a result, there may be conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Further, the initial stockholder loans shall be repaid in cash or converted into initial stockholder loan warrants at a conversion price of $1.00 per warrant, at each initial stockholder’s sole discretion, upon completion of our business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our business combination. We cannot assure you that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination. In addition, pursuant to an agreement entered into concurrently with our initial public offering, our sponsor, upon completion of an initial business combination, will be entitled to nominate three individuals for election to our board of directors.
Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our officers’ and directors’ other business affairs, please see the section of this Report entitled “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”
Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.
Until we complete our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, and may in the future become, affiliated with entities that are engaged in a similar business.
Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties.
Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue. For a complete discussion of our officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see the sections of this prospectus entitled “Directors, Executive Officers and Corporate Governance—Conflicts of Interest.”
Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers, directors or existing holders. Our directors also serve as officers and board members for other entities. They may also have investments in target businesses. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Moreover, we may pursue an acquisition opportunity jointly with our sponsor, Arena Fortify Sponsor LLC, affiliates of our sponsor or investors in our sponsor. Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the business combination by issuing to such parties a class of equity or equity-linked securities. Accordingly, such persons or entities may have a conflict between their interests and ours.
Since our sponsor, officers and directors will lose their entire investment in us if our business combination is not completed (other than with respect to public shares they may acquire during or after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
In February 2021, we issued 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. In March 2021, our sponsor sold 456,000 founder shares each to Cowen Investments II and Intrepid Financial Partners. On March 19, 2021, our sponsor transferred 25,000 shares to each of Marc McCarthy and James Crockard III. On October 4, 2021, we effected a share contribution back to capital resulting in our initial stockholders holding 4,312,500 shares of our Class B common stock. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares after our initial public offering. The founder shares will be worthless if we do not complete an initial business combination. At the time of our initial public offering, certain of our initial stockholders loaned us an aggregate amount of $3,450,000 at no interest. The proceeds of the initial stockholder loans were added to the trust account and will be used to fund the redemption of our public shares (subject to the requirements of applicable law). The initial stockholder loans shall be repaid in cash or converted into initial stockholder loan warrants at a conversion price of $1.00 per warrant, at each initial stockholder’s sole discretion. The initial stockholder loan warrants would be identical to the private placement warrants sold. The initial stockholder loans were extended in order to ensure that the amount in the trust account at the time of our initial public offering is $10.20 per public share. If we do not complete an initial business combination, we will not repay the initial stockholder loans and their proceeds will be distributed to our public stockholders. Our initial stockholders have waived any claims against the trust account in connection with the initial stockholder loans. In addition, our initial stockholders purchased an aggregate of 5,450,000 private placement warrants, each exercisable for one share of our Class A common stock at $11.50 per share, for an aggregate purchase price of $5,450,000, or $1.00 per warrant, that will also be worthless if we do not complete a business combination. In addition, the initial stockholder loans will not be repaid if our initial business combination is not completed. Holders of founder shares have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any founder shares in connection with a stockholder vote to approve a proposed initial business combination. In addition, we may obtain loans from our sponsor, affiliates of our sponsor or an officer or director. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.
Risks Associated with Acquiring and Operating a Business in Foreign Countries
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	higher costs and difficulties inherent in managing cross-border business operations and complying with different commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles and challenges in collecting accounts receivable;

•
tax issues, including limits on our ability to change our tax residence from the United States, complex withholding or other tax regimes which may apply in connection with our initial business combination or to our structure following our initial business combination, variations in tax laws as compared to the United States, and potential changes in the applicable tax laws in the United States and/or relevant
non-U.S.
jurisdictions;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;

•	deterioration of political relations with the United States; and

•	government appropriations of assets.

If we effect our initial business combination with a target company organized in another jurisdiction, we may take actions in connection with our initial business combination that could have adverse tax consequences.
We may effect our initial business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may result in tax liability for a stockholder or warrant holder in the jurisdiction in which the stockholder or warrant holder is a tax resident (or in which its members are resident if it is a tax transparent entity), in which the target company is located, or in which we reincorporate. In the event of a reincorporation pursuant to our initial business combination, such tax liability may attach prior to the consummation of redemptions of any of our public shares properly submitted to us for redemption in connection with such business combination. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
Furthermore, we may effect a business combination with a target company that has business operations outside of the United States and, possibly, business operations in multiple jurisdictions. If we effect such a business combination, we could be subject to significant income, withholding and other tax obligations in a number of jurisdictions with respect to income, operations and subsidiaries related to those jurisdictions. Due to the complexity of tax obligations and filings in other jurisdictions, we may have a heightened risk related to audits or examinations by taxing authorities. This additional complexity and risk could have an adverse effect on our after-tax
profitability and financial condition.
We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.
General Risk Factors
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes, or our failure to comply with such applicable laws and regulations as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A common stock held by non-affiliates
exceeds $700 million as of the end of a prior fiscal year’s second fiscal quarter before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by non-affiliates
exceeds $250 million as of the end of the prior fiscal year’s second fiscal quarter, or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates
exceeds $700 million as of the end of the prior fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As discussed in this Report under “Controls and Procedures,” our management has concluded that, as of December 31, 2021, we had a material weakness in our internal control over financial reporting related to our review controls over the financial reporting process and accounting for contingent fee arrangements.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
Our executive offices are located at 405 Lexington Avenue, 59th Floor, New York, NY 10174, and our telephone number is (212)
612-3205.
We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS
To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information
Our units, shares of Class A common stock and warrants are each traded on the NASDAQ under the symbol “AFACU”, “AFAC” and “AFACW” respectively. Our units commenced public trading on November 10, 2021. Our shares of Class A common stock and warrants began separate trading on December 31, 2021.

(b)	Holders
On March 24, 2022, there was one holder of record for our units, one holder of record for our shares of Class A common stock, five holders of our shares of Class B common stock and four holders of our warrants.

(c)	Dividends
We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
None.

(e)	Performance Graph
Not applicable.

(f)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
In February 2021, our sponsor paid $25,000 to cover certain of our offering expenses in consideration for 5,750,000 shares of our Class B common stock. The number of founder shares was determined based on the expectation that the founder shares would represent 20% of the total outstanding equity after our initial public offering. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. In March 2021, our sponsor sold 456,000 founder shares each to Cowen Investments II and Intrepid Financial Partners. On March 19, 2021, our sponsor transferred 25,000 shares to each of Marc McCarthy and James Crockard III. On October 4, 2021, we effected a share contribution back to capital resulting in our initial stockholders holding 4,312,500 shares of our Class B common stock.

Our sponsor is an accredited investor for purposes of Rule 501 of Regulation D under the Securities Act. The sole business of our sponsor was to act as our sponsor in connection with our initial public offering.
On November 15, 2021, we consummated our initial public offering of 17,250,000 units at $10.00 per unit (which included the full exercise of the underwriters’ over-allotment option), generating gross proceeds of $172.5 million, and incurring offering costs of approximately $3.5 million. Each unit consists of one share of Class A common stock and one-half
of one redeemable warrant. Each whole public warrant entitles the holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment.
Cowen and Company, LLC and Intrepid Partners, LLC served as underwriters for our initial public offering. The securities sold in our initial public offering were registered under the Securities Act on a registration statement on Form
S-1
(File
No. 333-254532).
The SEC declared the registration statement effective on November 9, 2021.
Simultaneously with the closing of our initial public offering, we consummated the private placement of 5,450,000 private placement warrants to our initial stockholders, at a price of $1.00 per private placement warrant, generating gross proceeds of $5.45 million. Among the private placement warrants, 4,360,000 warrants were purchased by our sponsor and 545,000 warrants were purchased by each of Cowen Investments II and Intrepid Financial Partners. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales. Each private placement warrant is exercisable to purchase one share of our Class A common stock for $11.50. The private placement warrants (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder until 30 days after the completion of our initial business combination.
There has been no material change in the planned use of the proceeds from our initial public offering and private placement as is described in the final prospectus associated with our initial public offering and our subsequent filings with the SEC.
Certain of our initial stockholders lent us an aggregate amount of $3,450,000 as of the closing date of our initial public offering at no interest. The proceeds of these initial stockholder loans were added to the trust account and will be used to fund the redemption of our public shares (subject to the requirements of applicable law). These initial stockholder loans shall be repaid in cash or converted into initial stockholder loan warrants at a conversion price of $1.00 per warrant, at each initial stockholder’s sole discretion. The initial stockholder loan warrants would be identical to the private placement warrants sold. The initial stockholder loans were extended in order to ensure that the amount in the trust account is $10.20 per public share. If we do not complete an initial business combination, we will not repay the initial stockholder loans and their proceeds will be distributed to our public stockholders. Our initial stockholders have waived any claims against the trust account in connection with the initial stockholder loans.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	[RESERVED]
Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References to the “company,” “our,” “us” or “we” refer to Arena Fortify Acquisition Corp. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with “Item 1. Business,” “Item 1A. Risk Factors,” and “Item 15. Financial Statements” and the accompanying notes and other data, all of which appear in this Annual Report on Form
10-K.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a blank check company incorporated as a Delaware corporation on January 26, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to herein as our initial business combination. We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering, the initial stockholder loans, and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.
In February 2021, we issued 5,750,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. In March 2021, our sponsor sold 456,000 founder shares each to Cowen Investments II and Intrepid Financial Partners. On March 19, 2021, our sponsor transferred 25,000 shares to each of Marc McCarthy and James Crockard III. On October 4, 2021, we effected a share contribution back to capital resulting in our initial stockholders holding 4,312,500 shares of our Class B common stock.
On November 15, 2021, we consummated the initial public offering of 17,250,000 units (including 2,250,000 units issued upon exercise in full by the underwriters of their option to purchase additional units), at $10.00 per unit, generating gross proceeds of $172,500,000. Each unit consists of one share of Class A common stock, $0.0001 par value, and one-half
of one redeemable warrant. Each public warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share.
Certain of our initial stockholders lent us an aggregate amount of $3,450,000 as of the closing date of our initial public offering at no interest. The proceeds of the initial stockholder loans were added to the trust account and will be used to fund the redemption of our public shares (subject to the requirements of applicable law). The initial stockholder loans shall be repaid in cash or converted into initial stockholder loan warrants at a conversion price of $1.00 per warrant, at each initial stockholder’s sole discretion. The initial stockholder loan warrants would be identical to the private placement warrants sold in connection with our initial public offering.

Simultaneously with the closing of the initial public offering, our initial stockholders purchased an aggregate of 5,450,000 private placement warrants (including 450,000 private placement warrants issued in connection with the exercise in full by the underwriters of their option to purchase additional units), at a price of $1.00 per private placement warrant ($5,450,000 in the aggregate) in a private placement. Each private placement warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. Simultaneously with the closing of the initial public offering, we also issued promissory notes to each initial stockholder, generating aggregate gross proceeds to the Company of $3,450,000. These notes shall be repaid in cash or converted into initial stockholder loan warrants at a purchase price of $1.00 per warrant, at each such lender’s sole direction. The initial stockholder loan warrants will be identical to the private placement warrants.
Following our initial public offering, the closing of the over-allotment option, the sale of the private placement warrants, and the receipt of proceeds from the initial stockholder loans, approximately $175.9 million was placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the trust account.
If we are unable to complete an initial business combination within 15 months from the closing of our initial public offering, or February 15, 2023, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the public shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.
Results of Operations
Our entire activity from inception through December 31, 2021 related to our formation, the preparation for our initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the period from inception through December 31, 2021, we had net income of $7,985,001, which was comprised of the change in the fair value of our warrants of $8,663,000 and interest earned on marketable securities held in trust account of $6,892, partially offset by operating costs of $684,905.
Liquidity and Capital Resources
As of December 31, 2021, we had approximately $696,759 in our operating bank account, and working capital of approximately $81,193. We intend to use the funds held outside the trust account primarily to pay existing accounts payable, identify and evaluate prospective initial business combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business or businesses to merge with or acquire and structure, negotiate and consummate a business combination.

Prior to the completion of our initial public offering, our liquidity needs had been satisfied through a payment from our sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from our sponsor of $300,000. On November 15, 2021, we consummated the initial public offering of 17,250,000 units (including 2,250,000 units issued upon exercise in full by the underwriters of their option to purchase additional units) at a price of $10.00 per unit. Certain of our initial stockholders lent us an aggregate amount of $3,450,000 as of the closing date of our initial public offering at no interest. The proceeds of the initial stockholder loans were added to the trust account and will be used to fund the redemption of our public shares (subject to the requirements of applicable law). The initial stockholder loans shall be repaid in cash or converted into initial stockholder loan warrants at a conversion price of $1.00 per warrant, at each initial stockholder’s sole discretion. The initial stockholder loan warrants would be identical to the private placement warrants sold in connection with our initial public offering. Simultaneously with the closing of our initial public offering, we consummated the sale of 5,450,000 private placement warrants at a price of $1.00 per private placement warrant in a private placement to our initial stockholders. Among these private placement warrants, 4,360,000 were purchased by our sponsor and 545,000 warrants were purchased by each of Cowen Investments II and Intrepid Financial Partners.
Following our initial public offering, the closing of the over-allotment option, the receipt of proceeds from the initial stockholder loans and the sale of the private placement warrants, a total of $175,950,000 was placed in the trust account. We incurred $4,675,360 in transaction costs, including $3,450,000 of underwriting fees and $1,225,360 of other offering costs. The promissory note from our sponsor was paid in full on November 17, 2021. Subsequent to the completion of our initial public offering, the closing of the over-allotment option, the receipt of proceeds from the initial stockholder loans and the sale of the private placement warrants, our liquidity needs have been satisfied through the proceeds from the consummation of the private placement not held in the trust account.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loans.
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the completion of a business combination or one year from this filing. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However there is a risk that the company’s liquidity may not be sufficient. As indicated elsewhere in this Report, we have until February 15, 2023 to consummate a business combination. If our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Furthermore, if a business combination is not consummated by this date and an extension is not requested by our sponsor there will be a mandatory liquidation and subsequent dissolution of the company. Uncertainty related to the consummation of a business combination raises substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities to reflect a required liquidation after February 15, 2023.
Critical Accounting Policies and Use of Estimates
The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 14,075,000 shares of our Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. The number of weighted average shares of Class B common stock for calculating basic net income (loss) per share was reduced for the effect of an aggregate of 562,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied as of December 31, 2021, we included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“FASB ASC 480”) and FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to FASB ASC 480, meet the definition of a liability pursuant to FASB ASC 480, and whether the warrants meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to the company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
The public warrants and the private placement warrants are recognized as derivative liabilities in accordance with FASB ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until exercised. Changes in the estimated fair value of the warrants are recognized as a non-cash
gain or loss on the statement of operations. Upon consummating the initial public offering on November 15, 2021, the company estimated the fair value of the warrant derivative liabilities using a Binomial lattice model and subsequently measured using a Monte Carlo simulation and the Black-Scholes Option Pricing Model at period-end. Subsequently, derivative warrant liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The determination of fair value for the warrant liabilities represents a significant estimate made by management in the financial statements.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A shares of common stock are classified as shareholders’ equity. The Company’s shares of Class A common stock sold in the initial public offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.
Off-Balance
Sheet Arrangements
We do not currently have any off-balance-sheet arrangements; however, we do have certain contractual arrangements that would require us to make payments if certain circumstances occur; we refer to these arrangements as contingent commitments. See Note 6, “Commitments and Contingencies,” to our financial statements included herein for further discussion of these matters.
Contractual Obligations
Promissory Note—Related Party
On February 22, 2021, the company issued an unsecured promissory note, pursuant to which the Company could borrow up to an aggregate of $300,000 to cover expenses related to our initial public offering. The promissory note was non-interest
bearing and was payable on the earlier of (i) December 31, 2021 or (ii) the completion of our initial public offering. On November 12, 2021, the company repaid the $190,555 outstanding balance under the promissory note.

Business Combination Marketing Agreement
The underwriters is entitled to a fee of $0.35 per unit, or $6,037,500 in the aggregate (the “Marketing Fee”), which will be payable to the underwriters pursuant to the Business Combination Marketing Agreement. The Marketing Fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the Business Combination Marketing Agreement.
JOBS Act
On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
This information appears following Item 15 of this Annual Report on Form
10-K
and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to a material weakness related to our review controls over the financial reporting process and accounting for contingent fee arrangements.
In light of the material weakness, we have made control improvements, including enhancing the efficacy of our review processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to the treatment and reporting of contingent fee arrangements in our financial statements. Our plans at this time also include providing enhanced access to accounting literature, research materials and documents and increased communication among our management and third-party professionals with whom we consult regarding complex accounting applications, including relating to contingent fee arrangements. Furthermore, in light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management’s Report on Internal Control Over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Daniel Zwirn	50	Chief Executive Officer and Director
Greg White	40	President
Kieran Goodwin	52	Chief Financial Officer and Director
Franklin S. Edmonds, Jr.	52	Director
Marc McCarthy	51	Director
James E. Crockard III	52	Director
Daniel
Zwirn
serves as our Chief Executive Officer and as Chairman of our board of directors. Since 2015 Mr. Zwirn has been Chief Executive Officer and Chief Investment Officer of Arena Investors, LP., a $2.8 billion investment firm with offices in the U.S., Europe and Asia focusing on global special situations asset and credit investments in corporates, real estate, structured finance, and corporate securities. From 2009 through 2015, he founded and / or led several specialty finance enterprises including Applied Data Finance (a consumer finance company), North Mill Capital (an asset-based lender), North Mill Equipment (an equipment lessor), and Lantern Endowment Partners (an investment fund). From 2001 through 2009, he founded and served as Managing Partner of D.B. Zwirn & Co., a $6 billion global special situations firm originally co-founded
by, and spun off from, Highbridge Capital Management, for which he also served as Managing Director. During 2000 and 2001, he founded and created the Special Opportunities Group of MSD Capital, the private investment firm of Michael Dell. He serves on the Board of Trustees of the Brookings Institution, the Executive Board of the University of Pennsylvania’s Jerome Fisher Program in Management & Technology, and the Board of Overseers for the School of Social Policy & Practice at the University of Pennsylvania. He previously served on the Board of Trustees of Barnard College of Columbia University, the Leadership Council of the Robin Hood Foundation and the Board of Trustees of the New York Public Theater. He has an M.B.A. from the Harvard Business School as well as a B.S. Econ. and a B.A.S. (C.S.) from the University of Pennsylvania’s Wharton School of Business and Moore School of Electrical Engineering, respectively. We believe Mr. Zwirn’s deep industry background, coupled with broad investment and transaction experience, make him well qualified to serve as a director.
Greg White
 serves as our President. Mr. White leads the natural resources team for Arena Investors LP’s investment activities in special situations credit, where he is focused on sourcing, originating, and investing in alternative credit opportunities and control and non-control
distressed debt across the energy spectrum, including crude oil and natural gas, exploration and production, metals and mining (precious metals, base metals, and ferrous metals), timber, agriculture and other commodity related businesses and assets. Mr. White joined Arena upon its founding in 2015 to establish and personally direct the oil and gas investment platform for the firm while also having a broader, flexible investment mandate across the entire energy and natural resources spectrum. Mr. White serves on numerous private company boards in which Arena currently holds investments including Polaris Production Partners, LLC, Falcon V Holdings, LLC, Buzzards Bench Holdings, LLC, SMPA Holdings, LLC and MD America Energy Holdings, Inc. Mr. White began his investment career in the investment management group at Archon Group, LP, a real estate investment management company located in Dallas, Texas. Mr. White received a BBA from Harding University.

Kieran Goodwin
 serves as our Chief Financial Officer and as a Director. Mr. Goodwin founded Panning Capital Management, LP in 2012 and was
Co-Managing
Partner and Portfolio Manager until 2018. Panning was a long / short credit hedge fund with peak assets under management of $2.5 billion. From 2004 to 2010, he worked at King Street Capital Management where he was one of five partners and four members of the Global Investment Committee. As Head of Trading, Mr. Goodwin was responsible for managing King Street’s trading operations. During his time at King Street, the firm’s assets under management grew from $4 billion to over $20 billion. Mr. Goodwin was previously a Managing Director at both UBS and Merrill Lynch, where he ran proprietary trading books. Currently, Mr. Goodwin invests his own capital in both private and public markets. He is an investor in many early-stage companies and currently serves on the board of Tradewell Technologies, Inc. and Zoomi, Inc. Mr. Goodwin currently also serves as the Chief Financial Officer of Rosecliff Acquisition Sponsor I LLC, a blank check company focused on identifying high growth technology and tech-enabled businesses domestically in industries that are being disrupted by advances in technology and on technology paradigms. Additionally, he serves on the board of Voya Prime Rate Trust, a public closed-end
loan fund. Mr. Goodwin received a B.A. in Computer Science, cum laude, from Duke University. We believe that Mr. Goodwin’s investment experience and background in finance make him well qualified to serve as a director.
Franklin S. Edmonds, Jr
, serves as a Director. Mr. Edmonds served as
Co-Managing
Partner and Head of Research at Panning Capital Management, L.P. from 2013-2018. From 2002 to 2012, he was a Senior Research Analyst at King Street Capital Management, where he served as one of five partners and four members of the Global Investment Committee. During his time at King Street, assets under management grew from $2 billion to over $20 billion. Prior to King Street, Frank was a research analyst at Oak Hill Advisors. He serves on the boards of Shane’s Rib Shack, a fast casual barbeque restaurant business with 65 locations in the Southeast, as well as the Darden Graduate School of Business and the Jefferson Scholars Foundation. He is currently the Chair of the Investment Committee at Woodberry Forest School. Frank received a B.A. in History/American Studies from the University of Virginia in 1991 and M.B.A and J.D. degrees from the University of Virginia in 1996. We believe that Mr. Edmond’s significant management and investment experience make him well qualified to serve as a director.
Marc McCarthy
 serves as a Director. Mr. McCarthy served as Partner and Senior Managing Director at Wexford Capital, LP from 2008 to 2020. At Wexford, Mr. McCarthy was responsible for developing and managing public and private investment activities within the exploration and production, oil field service, real estate, healthcare, and consumer sectors with an emphasis on high yield and distressed situations. From 1997 to 2008, Mr. McCarthy served as Senior Managing Director covering global emerging market oil & gas, agribusiness equity and debt research at Bear, Stearns & Co. From 1993 to 1997 he conducted oil & gas research at Prudential Securities. Mr. McCarthy has served as Chairman and Director of Mammoth Energy, Director of Penn Virginia, Director of Coronado Midstream, and Chairman and Director of Energy Partners. We believe that Mr. McCarthy’s experience managing public and private investments makes him well qualified to serve as a director.
James E. Crockard III
 serves as a Director. Mr. Crockard currently serves as Chief Executive Officer,
Co-Founder,
and Board Member at LOLA Energy III, LLC, LOLA Energy IV, LLC and LOLA Energy IV, LLC, each a private enterprise launched to make acquisitions of distressed oil and gas businesses in the Appalachian Basin. Since 2015, Mr. Crockard has held similar roles at LOLA Energy, LLC and LOLA Energy II, LLC. In 2017, Mr. Crockard founded Muddy Creek Energy Advisors, LLC, a private equity advisory firm, and currently serves as Chief Executive Officer,
Co-Founder,
and Board Member. Between 2000 and 2014 Mr. Crockard held

various roles at EQT Corporation, a Fortune 500 natural gas company, most recently as Senior Vice President with responsibility across business development, land and title operations, strategic planning and process improvement functions. At EQT, Mr. Crockard was involved in the acquisition of over 200,000 acres in the Marcellus and Utica shale plays, expansion of Marcellus drilling program locations, leadership and review of multi-basin diversification strategies and high grading and raising over $2 billion of capital. From 1995 to 2000, Mr. Crockard worked in the tax department of Ernst & Young, LLP. Mr. Crockard currently serves on the Board of Trustees and as Audit Committee Chair for the Pittsburgh Ballet Theatre and as Chairman of the Board of Trustees for the TKE Foundation. Mr. Crockard is an attorney and certified public accountant in the Commonwealth of Pennsylvania. He received a J.D. from West Virginia University in 1994 and a B.A. in Business Administration from Waynesburg University in 1991. We believe that Mr. Crockard’s industry and investing experience make him well qualified to serve as a director.
Number and Terms of Office of Officers and Directors
Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. In accordance with NASDAQ corporate governance requirements, we are not required to hold an annual meeting until one full year after our first fiscal year end following our listing on NASDAQ. The term of office of the first class of directors, consisting of Daniel Zwirn and Kieran Goodwin, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Franklin S. Edmonds, Jr., and Marc McCarthy, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of James Crockard III, will expire at the third annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we complete our initial business combination.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of a majority of our founder shares may remove a member of the board of directors for any reason.
Pursuant to an agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor, upon completion of an initial business combination, is entitled to nominate three individuals for election to our board of directors.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President, Vice Presidents, Secretary, Treasurer, Assistant Secretaries and such other offices as may be determined by the board of directors.
Director Independence
The NASDAQ listing standards require that a majority of our board be independent. An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). Our board of directors has determined that Mr. Edmonds, Mr. McCarthy and Mr. Crockard are “independent directors” as defined in the NASDAQ listing standards and applicable SEC rules. Pursuant to NASDAQ’s phase-in
rules for newly listed companies, we have one year from the date on which we are first listed on NASDAQ to for a majority of our board be independent. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors
Our board of directors is comprised of five members and has three standing committees: an audit committee, a compensation committee and a nominating committee. Subject to phase-in
rules and a limited exception, the rules of the NASDAQ and Rule 10A of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of the NASDAQ require that the compensation and nominating committees of a listed company be comprised solely of independent directors. The charter of each committee is available on our website.
Audit Committee
We have established an audit committee of the board of directors. James Crockard III, Marc McCarthy and Franklin S. Edmonds, Jr. serve as members of our audit committee. Under the NASDAQ listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in
exceptions for newly-listed companies. Our board of directors has determined that Messrs. Crockard, McCarthy and Edmonds are independent.
Mr. McCarthy serves as chair of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Mr. McCarthy qualifies as an “audit committee financial expert” as defined in applicable SEC rules.
We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

•
pre-approving
all audit and permitted
non-audit
services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval
policies and procedures;

•	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent auditors;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•
obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•
reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee
We have established a compensation committee of the board of directors. Marc McCarthy and James Crockard III serve as members of our compensation committee. Under the NASDAQ listing standards, we are required to have at least two members of the compensation committee, all of whom must be independent. Our board of directors has determined that Messrs. McCarthy and Crockard are independent. Mr. McCarthy serves as chair of the compensation committee.
We have adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer based on such evaluation;

•	reviewing and approving on an annual basis the compensation of all of our other officers;

•	reviewing on an annual basis our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	if required, producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the completion of a business combination. Accordingly, it is likely that prior to the completion of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.
The amended and restated certificate of incorporation also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NASDAQ and the SEC.
Nominating Committee
We have established a nominating committee of the board of directors. The members of our nominating committee are Franklin S. Edmonds, Jr. and Marc McCarthy, and Mr. Edmonds serves as chairman of the nominating committee. Under the NASDAQ listing standards, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that Messrs. Edmonds and McCarthy are independent.
The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which will be specified a charter to be adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.
The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of Board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Code of Ethics
We have adopted a code of ethics that applies to our officers, directors and employees. We have filed copies of our code of ethics, our audit committee charter and our compensation committee charter as exhibits to our registration statement in connection with our initial public offering. You may review these documents by accessing our public filings at the Commission’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. Any amendments to, or waivers from, our code of ethics that apply to our executive officers and directors will be posted on the “Corporate Governance” section of our website at www.arenafortify.com. Note that the information on the Company’s website is not incorporated by reference into this filing.
Conflicts of Interest
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present business combination opportunities to such entity. Accordingly, in the future, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that any fiduciary duties or contractual obligations of our officers arising in the future would materially undermine our ability to complete our business combination.
Potential investors should also be aware of the following other potential conflicts of interest:

•
None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•
In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•
Our initial stockholders have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination. Additionally, our initial stockholders have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to complete our initial business combination within the Combination Window. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement warrants and the initial stockholder loans held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable by our initial stockholders until the earlier of: (i) one year after the completion of our initial business combination; or (ii) subsequent to our initial business combination, (a) if the closing price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (b) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private placement warrants and any initial stockholder loan warrants, and the Class A common stock underlying such warrants, will not be transferable, assignable or saleable by our initial stockholders or their respective permitted transferees until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors directly or indirectly own common stock and private placement warrants, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

•
Our founders, officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period.

•
Certain of our initial stockholders have lent us an aggregate amount of $3,450,000 as of the closing date of our initial public offering at no interest. The proceeds of the initial stockholder loans were added to the trust account and will be used to fund the redemption of our public shares (subject to the requirements of applicable law). The initial stockholder loans shall be repaid in cash or converted into initial stockholder loan warrants at a conversion price of $1.00 per warrant, at each initial stockholder’s sole discretion. The initial stockholder loan warrants would be identical to the private placement warrants sold in connection with our initial public offering. The initial stockholder loans were extended in order to ensure that the amount in the trust account is $10.20 per public share. If we do not complete an initial business combination, we will not repay the initial stockholder loans and their proceeds will be distributed to our public stockholders. Our initial stockholders have waived any claims against the trust account in connection with the initial stockholder loans.

The conflicts described above may not be resolved in our favor.
In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to our company and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Daniel Zwirn	Arena Investors, LP	Investment Firm	Chief Executive Officer and Chief Investment Officer

Greg White	Arena Investors, LP	Investment Firm	Director, Energy Investments

	Polaris Production Partners, LLC	Energy	Director
	Falcon V Holdings, LLC	Energy	Director
	Buzzards Bench Holdings, LLC	Energy	Director
	SMPA Holdings, LLC	Energy	Director
	MD America Energy Holdings, Inc.	Energy	Director

Kieran Goodwin	Rosecliff Acquisition Sponsor I, LLC	Holding Company	Chief Financial Officer
	Tradewell Technologies, Inc.	Stock Brokerage Operations	Director
	Zoomi, Inc.	Learning Analytics	Director
	Voya Prime Rate Trust	Closed-End Loan Fund	Director
	Arena Fortify Sponsor LLC	Holding Company	Manager

Franklin Edmonds	Rib Shack	Food Service	Director
	Darden Graduate School of Business	Educational Institution	Director
	Jefferson Scholars Foundation	Scholarship Foundation	Director

James Crockard III	LOLA Energy II, LLC	Energy Acquisition	Chief Executive Officer and Board Member
	LOLA Energy III, LLC	Energy Acquisition	Chief Executive Officer and Board Member
	LOLA Energy IV, LLC	Energy Acquisition	Chief Executive Officer and Board Member
	LOLA Energy V, LLC	Energy Acquisition	Chief Executive Officer and Board Member
	Muddy Creek Energy Advisors, LLC	Private Equity	Chief Executive Officer and Board Member

Accordingly, if any of the above executive officers or directors becomes aware of a business combination opportunity which is suitable for any of the above entities to which he or she has current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.
We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or from an independent accounting firm that such initial business combination is fair to our company from a financial point of view.
We have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor. In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders have agreed to vote any founder shares held by them and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination.
If we are unable to complete our initial business combination, whether as a result of conflicts of interest or otherwise, our public stockholders may receive only approximately $10.20 per share, or less in certain circumstances, upon the liquidation of our trust account and our warrants will expire worthless. Please see “Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by stockholders may be less than $10.20 per share” and other risk factors herein.
Limitation on Liability and Indemnification of Officers and Directors
Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or our stockholders for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors.
We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our amended and restated bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.
In addition, we have entered into an agreement to indemnify our sponsor and its affiliates from any claims made by the Company or a third party in respect of any investment opportunities sourced by them, any liability arising with respect to their activities in connection with our affairs, and that are provided without a separate written agreement between us and any such party. Such indemnity provides that the indemnified parties cannot access the funds held in our trust account.

ITEM 11.	EXECUTIVE COMPENSATION
Officer and Director Compensation
In March 2021, our sponsor transferred 25,000 founder shares to each of Marc McCarthy and James Crockard III. None of our executive officers or directors have received any cash compensation for services rendered to the company. In addition, our sponsor, executive officers and directors, or any of their respective affiliates are being reimbursed for any out-of-pocket
expenses incurred in connection with activities conducted on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews all payments that the company makes to the sponsor, executive officers or directors, or their affiliates on a quarterly basis. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, the company does not have any additional controls in place for governing reimbursement payments to its directors and executive officers for their out-of-pocket
expenses incurred on behalf of the company and in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, is paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of the initial business combination.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the proxy solicitation or tender offer materials (as applicable) furnished to our stockholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our shares of common stock as of March 24, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our shares of common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors that beneficially owns our shares of common stock; and

•	all our executive officers and directors as a group.
In the table below, percentage ownership is based on 17,250,000 shares of Class A common stock (which includes shares of Class A common stock that are underlying the units) and 4,312,500 shares of Class B common stock outstanding as of March 24, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

Name of Beneficial Owners (1)	Class B common stock		Class A common stock
	Number of Shares Beneficially Owned (2)	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Arena Fortify Sponsor LLC (our sponsor) (3)	3,591,000	83.3%	—	—
Kieran Goodwin (3)	3,591,000	83.3%	—	—
Marc McCarthy	18,750	*	—	—
James Crockard III	18,750	*	—	—
Daniel Zwirn	—	—	—	—
Franklin S. Edmonds, Jr.	—	—	—	—
Greg White	—	—	—	—
All officers and directors as a group (six individuals)	3,628,500	84.1%	—	—
Cowen Investments II (4)	342,000	7.9%	—	—
Intrepid Financial Partners (5)	342,000	7.9%	—	—
Corbin Capital Partners, L.P. (6)	—	—	1,485,000	8.6%
Saba Capital Management, L.P. (9)	—	—	1,399,600	8.1%
Highbridge Capital Management, LLC (7)	—	—	1,062,617	6.2%
Adage Capital Partners, L.P. (8)	—	—	1,000,000	5.8%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Arena Fortify Acquisition Corp., 405 Lexington Avenue, 59th Floor, New York, New York 10174.
(2)
Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one
basis, subject to adjustment.

(3)	Kieran Goodwin has sole voting and dispositive power over the securities held by Arena Fortify Sponsor LLC and therefore may be deemed to be a beneficial owner thereof.
(4)
As the sole member of Cowen Investments II, RCG LV Pearl LLC may be deemed to beneficially own the securities owned directly by Cowen Investments II. As the sole member of RCG LV Pearl LLC, Cowen Inc. may be deemed to beneficially own the securities owned directly by Cowen Investments II. As Chief Executive Officer of Cowen Inc., Mr. Jeffrey M. Solomon may be deemed to beneficially own the securities owned directly by Cowen Investments II. The business address of each of ACN
Co-Investment
LLC, Cowen Investments II, RCG LV Pearl LLC and Cowen Inc. is 599 Lexington Avenue, 20th Floor, New York, NY 10022.

(5)
As majority owners with full voting control over the securities held by Intrepid Financial Partners, Hugh McGee III,
Co-Founder &
Chief Executive Officer of Intrepid Financial Partners, and Chris Winchenbaugh,
Co-Founder,
President and Chief Operating Officer of Intrepid Financial Partners, may be deemed to exercise shared voting and investment control over the shares held by Intrepid Financial Partners. The business address of each of Intrepid Financial Partners and Mr. McGee is 1201 Louisiana Street, Suite 600, Houston, TX 77002. The business address of Mr. Winchenbaugh is 540 Madison Avenue, 25th Floor, New York, NY 10022.

(6)
Based upon information contained in a Schedule 13G filed on January 13, 2022, by Corbin ERISA Opportunity Fund, Ltd. (“Corbin”), Corbin Capital Partners, L.P. (“CCP”) and Corbin Capital Partners GP, LLC (“CCPGP”). Corbin beneficially owns 1,113,750 shares and CCP and CCPGP beneficially own 1,485,000 shares, which includes the 1,113,750 shares beneficially owned by Corbin. The address of the principal business office of each of Corbin, CCP and CCPGP is 590 Madison Avenue, 31st Floor, New York, NY 10022.

(7)
Based upon information contained in a Schedule 13G/A filed on February 3, 2022, by Highbridge Capital Management, LLC (“Highbridge”). Highbridge, as the trading manager of Highbridge Tactical Credit Master Fund, L.P. and Highbridge SPAC Opportunity Fund, L.P. (collectively, the “Highbridge Funds”), may be deemed to be the beneficial owner of the 1,062,617 shares held by the Highbridge Funds. The address of the principal business office of Highbridge is 277 Park Avenue, 23rd Floor, New York, NY 10172.

(8)
Based upon information contained in a Schedule 13G filed on November 24, 2021, by Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Mr. Robert Atchinson and Mr. Phillip Gross. ACP directly holds 1,000,000 shares. ACPGP is the general partner of ACP. ACA is the managing member of ACPGP. Messrs. Atchinson and Gross are managing members of ACA. Messrs. Atchinson and Gross, as managing members of ACA, have shared power to vote the shares beneficially owned by ACP. The address of the principal business office of each of ACP, ACPGP, ACA, Mr. Atchnison and Mr. Gross is 200 Clarendon Street, 52nd Floor, Boston, MA 02116.

(9)
Based upon information contained in a Schedule 13G/A filed on February 14, 2022, by Saba Capital Management, L.P. (“Saba Capital”), Saba Capital Management GP, LLC (“Saba GP”), and Mr. Boaz R. Weinstein. The address of the principal business office of each of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, NY 10174.

Our sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws.
Changes in Control
None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Founder Shares
In January 2021, our sponsor purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 in cash, or approximately $0.004 per share. In March 2021, our sponsor sold 456,000 founder shares each to Cowen Investments II and Intrepid Financial Partners and transferred 25,000 shares to each of Marc McCarthy and James Crockard III. In October 2021, the Company effected a share contribution back to capital resulting in the founders holding 4,312,500 shares of Class B common stock. The founder shares included an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the founders would own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after our initial public offering. On November 15, 2021, the underwriters fully exercised the over-allotment option; thus, the founder shares are no longer subject to forfeiture.
The founders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until the earlier to occur of: (A) one year after the completion of a business combination or (B) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or similar transaction after a business combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a business combination, the founder shares will be released from the lock-up.
Our founders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (a) to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our business combination and (b) to waive their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our business combination within 15 months from the closing of our initial public offering, although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our business combination within such time period.
Initial Stockholder Loans
Certain of our initial stockholders lent us an aggregate amount of $3,450,000 as of the closing date of our initial public offering at no interest. The proceeds of the initial stockholder loans were added to the trust account and will be used to fund the redemption of our public shares (subject to the requirements of applicable law). The initial stockholder loans shall be repaid in cash or converted into initial stockholder loan warrants at a conversion price of $1.00 per warrant, at each initial stockholder’s sole discretion. The initial stockholder loan warrants would be identical to the private placement warrants sold in connection with our initial public offering. The initial stockholder loans are being extended in order to ensure that the amount in the trust account is $10.20 per public share. If we do not complete an initial business combination, we will not repay the initial stockholder loans and their proceeds will be distributed to our public stockholders. Our initial stockholders have waived any claims against the trust account in connection with the initial stockholder loans.
Private Placement Warrants
Simultaneously with the closing of our initial public offering, our sponsor purchased 4,360,000 private placement warrants in a private placement, which included private placement warrants issued in connection with the exercise in full by the underwriters of their over-allotment option, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant and $4,360,000 in the aggregate. Additionally, concurrently with the closing of our initial public offering, each of Cowen Investments II and Intrepid Financial Partners purchased 545,000 private placement warrants in a private placement, which each included private placement warrants issued in connection with the exercise in full by the underwriters of their over-allotment option, with the same terms as our sponsor. The private placement resulted in an aggregate of 5,450,000 warrants issued and the receipt of $5,450,000 in proceeds, a portion of which was placed in the trust account.
Promissory Note — Related Party
On February 22, 2021, our sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to our initial public offering pursuant to a promissory note. The promissory note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of our initial public offering. As of December 31, 2021, there was no outstanding balance under the promissory note. The promissory note was fully repaid on November 17, 2021 from the proceeds of the initial public offering.

Other Transactions with Our Sponsor
If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
No compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket
expenses incurred by such persons in connection with activities on our behalf.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration and stockholder rights agreement pursuant to which our founders are entitled to certain registration rights with respect to the private placement warrants, the initial stockholder loan warrants, the warrants issuable upon conversion of working capital loans (if any) and the Class A common stock issuable upon exercise of the foregoing and upon conversion of the founder shares. This agreement also provides that upon completion of our initial business combination, our sponsor is entitled to nominate three individuals for election to our board of directors.

Marketing Fee
We have also engaged the underwriters of our initial public offering, including Cowen and Company, LLC and Intrepid Partners, LLC, as advisors in connection with our business combination, pursuant to the Business Combination Marketing Agreement described under “Contractual Obligations—Business Combination Marketing Agreement.” We will pay the underwriters the Marketing Fee for such services upon the completion of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of our initial public offering. As a result, the underwriters will not be entitled to such fee unless we complete our initial business combination.
Related Party Policy
We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.
In addition, our audit committee, pursuant to the audit committee charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present will be required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee will be required to approve a related party transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.
These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
To further minimize conflicts of interest, we have agreed not to complete an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, by us for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

•	repayment of up to an aggregate of $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•
(i) payment to Cowen and Company, LLC and Intrepid Partners, LLC of their respective portions of the Marketing Fee, and (ii) reimbursement for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination; and

•
repayment of loans which may be made by our sponsor or an affiliate of our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be convertible into warrants, at a price of $1.00 per warrant at the option of the lender.

•
repayment of the initial stockholder loans in an amount up to $3,450,000, or the conversion of such loans into initial stockholder loan warrants, at the discretion of the initial stockholder, but only in the event we complete our initial business combination.

Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or their affiliates.
Policy for Approval of Related Party Transactions
Our audit committee must review and approve any related person transaction we propose to enter into. Our audit committee charter details the policies and procedures relating to transactions that may present actual, potential or perceived conflicts of interest and may raise questions as to whether such transactions are consistent with the best interest of our company and our stockholders. A summary of such policies and procedures is set forth below.
Any potential related party transaction that is brought to the audit committee’s attention will be analyzed by the audit committee, in consultation with outside counsel or members of management, as appropriate, to determine whether the transaction or relationship does, in fact, constitute a related party transaction. At its meetings, the audit committee will be provided with the details of each new, existing or proposed related party transaction, including the terms of the transaction, the business purpose of the transaction and the benefits to us and to the relevant related party.
In determining whether to approve a related party transaction, the audit committee must consider, among other factors, the following factors to the extent relevant:

•	whether the terms of the transaction are fair to us and on the same basis as would apply if the transaction did not involve a related party;

•	whether there are business reasons for us to enter into the transaction;

•	whether the transaction would impair the independence of an outside director;

•	whether the transaction would present an improper conflict of interest for any director or executive officer; and

•	any pre-existing contractual obligations.
Any member of the audit committee who has an interest in the transaction under discussion must abstain from any voting regarding the transaction, but may, if so requested by the chairman of the audit committee, participate in some or all of the audit committee’s discussions of the transaction. Upon completion of its review of the transaction, the audit committee may determine to permit or to prohibit the transaction.
Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the period from January 26, 2021 (inception) through December 31, 2021 and of services rendered in connection with our initial public offering, totaled $113,580.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from January 26, 2021 (inception) through December 31, 2021, we did not pay Marcum LLP any audit-related fees.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from January 26, 2021 (inception) through December 31, 2020, we did not pay Marcum LLP any tax fees.
All Other Fees
. All other fees consist of fees billed for all other services. During the period from January 26, 2021 (inception) through December 31, 2021, we did not pay Marcum LLP any other fees.
Pre-Approval
Policy
Our audit committee was formed upon the completion of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has pre-approved,
and will
pre-approve,
all audit and permitted
non-audit
services to be performed for us by our independent auditors, including the fees and terms thereof, as and to the extent required by the Exchange Act and the Sarbanes-Oxley Act of 2002.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Copies of such material can also be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (1)

4.1	Warrant Agreement, dated as of November 9, 2021, between Continental Stock Transfer & Trust Company and the Company. (1)

4.2	Specimen Unit Certificate. (2)

4.3	Specimen Class A Common Stock Certificate. (2)

4.4	Specimen Warrant Certificate. (2)

4.5*	Description of Registrant’s Securities.

10.1	Private Placement Warrants Purchase Agreement, dated as of November 9, 2021, between the Company and Arena Fortify Sponsor LLC. (1)

10.2	Private Placement Warrants Purchase Agreement, dated as of November 9, 2021, between the Company and Cowen Investments II LLC. (1)

10.3	Private Placement Warrants Purchase Agreement, dated as of November 9, 2021, between the Company and Intrepid Financial Partners, L.L.C. (1)

10.4	Investment Management Trust Agreement, dated as of November 15, 2021, between Continental Stock Transfer & Trust Company and the Company. (1)

10.5	Registration and Stockholder Rights Agreement, dated as of November 15, 2021, between the Company, Arena Fortify Sponsor LLC, Cowen Investments II LLC, Intrepid Financial Partners, L.L.C. and certain equityholders of the Company. (1)

10.6	Letter Agreement, dated as of November 15, 2021, between the Company, Arena Fortify Sponsor LLC, Cowen Investments II LLC and Intrepid Financial Partners, L.L.C.. (1)

10.7	Letter Agreement, dated as of November 15, 2021, between the Company and each of the officers and directors of the Company (1)

10.8	Form of Indemnity Agreement between the Company and each of the officers and directors of the Company. (2)

10.9	Indemnity Agreement, dated as of November 15, 2021, between the Company and Arena Fortify Sponsor LLC (1)

Exhibit No.	Description

10.10	Securities Subscription Agreement, dated February 22, 2021, between the Company and Arena Fortify Sponsor LLC. (2)

10.11	Securities Purchase Agreement, dated March 19, 2021, between Arena Fortify Sponsor LLC and Cowen Investments II LLC. (2)

10.12	Securities Purchase Agreement, dated March 19, 2021, between Arena Fortify Sponsor LLC and Intrepid Financial Partners, L.L.C. (2)

10.13	Surrender of Shares and Amendment No. 1 to the Securities Subscription Agreement, dated October 4, 2021, between the Registrant and Arena Fortify Sponsor LLC. (2)

10.14	Surrender of Shares and Amendment No. 1 to the Securities Purchase Agreement, dated October 4, 2021, between the Registrant and Cowen Investments II LLC. (2)

10.15	Surrender of Shares and Amendment No. 1 to the Securities Purchase Agreement, dated October 4, 2021, between the Registrant and Intrepid Financial Partners, L.L.C. (2)

10.16	Initial Stockholder Loan Note, dated November 9, 2021, between the Company and Arena Fortify Sponsor LLC. (1)

10.17	Initial Stockholder Loan Note, dated November 9, 2021, between the Company and Cowen Investments II LLC. (1)

10.13	Initial Stockholder Loan Note, dated November 9, 2021, between the Company and Intrepid Financial Partners, L.L.C. (1)

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1**	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2**	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on November 15, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Registration Statement on Form S-1, originally filed on March 19, 2021 and as amended, and incorporated by reference herein.

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

April 1 , 2022
ARENA FORTIFY ACQUISITION CORP.

/s/ Daniel Zwirn
Name: Daniel Zwirn
Title: Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Daniel Zwirn	Chief Executive Officer and Chairman (Principal Executive Officer)	April 1 , 2022
Daniel Zwirn

/s/ Greg White	President	April 1 , 2022
Greg White

/s/ Kieran Goodwin	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	April 1 , 2022
Kieran Goodwin

/s/ Franklin Edmonds	Director	April 1 , 2022
Franklin Edmonds

/s/ Marc McCarthy	Director	April 1 , 2022
Marc McCarthy

/s/ James Crockard III	Director	April 1 , 2022
James Crockard III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Arena Fortify Acquisition Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Arena Fortify Acquisition Corp.
(the “Company”) as of December 31, 2021, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from January 26, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 26, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
Hartford, CT
April 1
, 2022

ARENA FORTIFY ACQUISITION CORP.
BALANCE SHEET
December 31, 2021

Assets
Current assets:
Cash	$696,759
Prepaid expenses - current	344,104

Total current assets	1,040,863
Prepaid expenses - non-current	267,623
Investments held in Trust Account	175,956,892

Total Assets	$177,265,378

Liabilities, Common Stock Subject to Possible Redemption and Stockholders’ (Deficit)
Current liabilities:
Accrued expenses	368,094
Accrued offering costs	$591,576

Total current liabilities	959,670
Initial stockholder loans	3,450,000
Warrant liabilities	7,037,500

Total Liabilities	11,447,170

Commitments and Contingencies

Class A common stock subject to possible redemption, 17,250,000 shares at redemption value of $10.20 per share	175,950,000

Stockholders’ (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to redemption)	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding	431
Additional paid-in capital	—
Accumulated deficit	(10,132,223)

Total Stockholders’ (Deficit)	(10,131,792)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ (Deficit)	$177,265,378

The accompanying notes are an integral part of the financial statements.

ARENA FORTIFY ACQUISITION CORP.
STATEMENT OF OPERATIONS

For the period from January 26, 2021 (inception) through December 31, 2021

General and administrative expenses	$684,905

Loss from operations	(684,905)
Other income
Change in fair value of derivative warrant liabilities	8,663,000
Income from investments held in Trust Account	6,892
Interest income	15

Net income	$7,985,001

Weighted average shares outstanding of Class A common stock, basic and diluted	2,384,559

Basic and diluted net income per share, Class A common stock	$1.29

Weighted average shares outstanding of Class B common stock , basic	3,826,103
Weighted average shares outstanding of Class B common stock, diluted	4,312,500

Basic net income per share, Class B common stock	$1.29
Diluted net income per share, Class B common stock	$1.14

The accompanying notes are an integral part of the financial statements

ARENA FORTIFY ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common Stock				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 26, 2021 (inception)	—	$—	—	$—	$—	$—	—
Issuance of Class B common stock to Sponsor	—	—	4,312,500	575	24,425	—	25,000
Share contribution back to capital transaction	—	—	—	(144)	144	—	—
Excess of fair value received over fair value of Private Placement Warrants, net of offering costs	—	—	—	—	(763,000)	—	(763,000)
Accretion of Class A common stock to redemption value	—	—	—	—	738,431	(18,117,224)	(17,378,793)
Net income						7,985,001	7,985,001

Balance - December 31, 2021	—	—	4,312,500	431	—	(10,132,223)	(10,131,792)

The accompanying notes are an integral part of the financial statements

ARENA FORTIFY ACQUISITION CORP.
STATEMENT OF CASH FLOWS

For the period from January 26, 2021 (inception) through December 31, 2021
Cash Flows from Operating Activities:
Net income	$7,985,001
Adjustments to reconcile net income to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(8,663,000)
Income from investments held in Trust Account	(6,892)
Changes in operating assets and liabilities:
Prepaid expenses	(586,727)
Share contribution back to capital expense	(24,569)
Accrued offering costs and expenses	959,670

Net cash used in operating activities	(336,517)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(175,950,000)

Net cash used in investing activities	(175,950,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	190,555
Repayment of note payable to related party	(190,555)
Proceeds received from initial public offering, gross	172,500,000
Proceeds from initial stockholder loans	3,450,000
Proceeds received from issuance of private placement warrants	5,450,000
Offering costs paid	(4,416,724)

Net cash provided by financing activities	176,983,276

Net change in cash	696,759
Cash - beginning of the period	—

Cash - end of the period	$696,759

Supplemental disclosure of noncash financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B Common Stock	$25,000
Accretion of Class A Common Stock to redemption amount	$17,378,793
The accompanying notes are an integral part of the financial statements

ARENA FORTIFY ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
December 31, 2021
Note 1 — Description of Organization and Business Operations
Arena Fortify Acquisition Corp. (the “Company”) was incorporated in Delaware on January 26, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from January 26, 2021 (inception) through December 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Arena Fortify Sponsor LLC, a Delaware limited liability company (the “Sponsor”).
On January 26, 2021, 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) were issued to the Sponsor and Founders (as defined below) in exchange for the payment of $25,000 of deferred offering costs on behalf of the Company, or approximately $0.004 per share. In October 2021, the Company effected a share contribution back to capital resulting in the Sponsor and Founders holding 4,312,500 shares of Class B common stock. Up to 562,500 Founder Shares were subject to forfeiture to the extent that the over-allotment option was not exercised by the underwriters. On November 15, 2021, the underwriters fully exercised the over-allotment option; thus, no Founder Shares were forfeited and are no longer subject to such forfeiture provision.
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
The Company also issued promissory notes to each of the Initial Stockholders (collectively, the “Initial Stockholder Loan Notes”), generating aggregate gross proceeds to the Company of $3,450,000. The Initial Stockholder Loan Notes shall be repaid in cash or converted into warrants (the “Initial Stockholder Loan Warrants” and, collectively with the Private Placement Warrants, the “Warrants”)) at a purchase price of $1.00 per warrant, at each such lender’s sole direction. The Initial Stockholder Loan Warrants are identical to the Private Placement Warrants.
Following the closing of the Initial Public Offering on November 15, 2021, $175,950,000 ($10.20 per Unit) from the net proceeds sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants and issuance of Initial Stockholder Loan Notes, was deposited in a trust account (“Trust Account”), maintained by Continental Stock Transfer & Trust Company acting as the trustee and invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Except with respect to interest or other income earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the amended and restated certificate of incorporation, as discussed below and subject to the requirements of law and regulation, provides that the proceeds from the Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public stockholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide holders of the shares of Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 15 months from the closing of this offering by February 15, 2023 (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the shares of Class A common stock, and (c) the redemption of the public shares if the Company has not consummated the Business Combination within Combination Period, subject to applicable law. Public stockholders who redeem their shares of Class A common stock in connection with a stockholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within Combination Period, with respect to such Class A common stock so redeemed.
Initial Business Combination
While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance held in the Trust Account (as defined below) (excluding the taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public stockholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require the Company to seek stockholder approval under applicable law or stock exchange listing requirement.
The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of its initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially $10.20 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the marketing fee the Company will pay to the underwriters upon the completion of its initial Business Combination. (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Proposed Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and Founders and its permitted transferees will agree to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.
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
The Sponsor and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares; (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A common stock and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial business combination within Combination Period.
If the Company is unable to complete a Business Combination within the
Combination
P
eriod
, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 to pay winding up and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination
Period
.

The Sponsor and Founders have agreed to waive their right to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor and Founders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their Marketing Fee (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.
In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.20 per Public Share or (ii) the actual amount per Public Share held in the Trust Account as of the liquidation of the Trust Account, if less than $10.20 per Public Share due to reductions in the value of the Trust Account, in each case net of permitted withdrawals. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Company due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.
Going Concern Consideration, Liquidity and Capital Resources
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC 205-40 “Presentation of Financial Statements - Going Concern”. As

of December 31, 2021, the Company had $696,759 in its operating bank account, $81,193 of working capital and $175,956,892 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem the Company’s common stock in connection therewith.
The Company believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However there is a risk that the Company’s liquidity may not be sufficient. Additionally, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
The Company has until February 15, 2023 to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. Uncertainty related to consummation of a Business Combination raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete an initial business combination on or before February 15, 2023, however, it is uncertain whether management will succeed in doing so. No adjustments have been made to the carrying amounts of assets or liabilities to reflect a required liquidation after February 15, 2023.

Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).
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
Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.
Investments Held in the Trust Account
Following the closing of the Initial Public Offering on November 15, 2021, an amount of $175,950,000 from the net proceeds of the sale of the Units in the Initial Public Offering, the sale of the Private Placement Warrants, and the Initial Stockholder Loan Notes were placed in the Trust Account. The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within 15 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity; or (iii) absent an initial Business Combination within 15 months from the closing of the Initial Public Offering, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of FASB ASC
340-10-S99-1.
Offering costs consisted of legal, accounting, and underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. The Company incurred offering costs amounting to $4,675,360 consisting of $3,450,000 of underwriting commissions and $1,225,360 of other cash offering costs. Of this amount, $4,416,724 was charged to stockholders’ deficit and $258,635 was allocated to the Warrants and expensed upon the completion of the Initial Public Offering.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s shares of Class A common stock sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.
Income Taxes
The Company uses the asset and liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities at currently enacted tax rates. These temporary differences primarily relate to net operating loss carryforwards available to offset future taxable income. Valuation allowances are established, if necessary, to reduce a deferred tax asset to the amount that will more likely than not be realized.

The Company recognizes tax liabilities from an uncertain tax position only if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying financial statements. The Company is required to file tax returns in the U.S. federal jurisdiction and in the state of New York. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits, if any, as part of income tax expense. No such interest and penalties have been accrued as of December 31, 2021.

Share-based Compensation
The transfer of the Founder Shares to independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date of issuance of this Form 10-K, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
F-1
2

Net Income (Loss) Per Common Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,075,000 shares of our Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. The number of weighted average shares of Class B common stock for calculating basic net income (loss) per share was reduced for the effect of an aggregate of 562,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied as of December 31, 2021, we included these shares in the weighted average number as of the beginning of the period to determine the dilutive impact of these shares. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the period from January 26, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net income - basic and diluted	3,065,809	4,919,192

Denominator:
Basic weighted average common stocks outstanding	2,384,559	3,826,103
Diluted weighted average common stocks outstanding	2,384,559	4,312,500

Basic net income per common stock	1.29	1.29
Diluted net income per common stock	1.29	1.14
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

F-1
3

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

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liability
The Company accounts for the Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in FASB ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.
Recent Accounting Pronouncements
In August 2020, FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
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

F-1
4

Note 4 — Private Placement
Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased 4,360,000 warrants, which included the underwriters exercise of the full over-allotment option, each exercisable to purchase one share of Class A common stock at $11.50 per share, subject to adjustment, at a price of $1.00 per warrant and $4,360,000 in the aggregate, in a private placement which occurred concurrently with the closing of the Initial Public Offering. Additionally, Cowen purchased 545,000 private placement warrants, including 45,000 private placement warrants issued in connection with the exercise in full by the underwriters of their option to purchase additional Unit, with the same terms as the Sponsor in a private placement which occurred concurrently with the closing of the Initial Public Offering (the “Cowen Private Placement Warrants”). Additionally, Intrepid purchased 545,000 private placement warrants, including 45,000 private placement warrants issued in connection with the exercise in full by the underwriters of their option to purchase additional Units, with the same terms as the Sponsor in a private placement that occurred concurrently with the closing of the Initial Public Offering (the “Intrepid Private Placement Warrants”). The private placement resulted in an aggregate of 5,450,000 warrants and $5,450,000 in proceeds, a portion of which was placed in the Trust Account.
Note 5 — Related Party Transactions
Founder Shares
In January 2021, the Initial Stockholders purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares”). On March 19, 2021, the Sponsor transferred 25,000 shares to each of Marc McCarthy and James Crockard III, independent directors. The grant date fair value of the shares granted to the independent directors was estimated to be approximately $67,000 as adjusted for the share contribution back to capital. In October 2021, the Company effected a share contribution back to capital resulting in the initial stockholders holdin
g 4,312,500 shares of Class B common stock. The Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor and Founders would own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 15, 2021, the underwriters fully exercised the over-allotment option; thus, Founder Shares are no longer subject to forfeiture.
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
Promissory Note — Related Party
On February 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $190,555 under the Note. The Company repaid the Note in full on November 17, 2021.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the

F-1
5

Trust Account will be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of December 31, 2021, there was no balance drawn under the Working Capital Loans.
Initial Stockholder Loans
The Sponsor and Founders have agreed to lend the Company an aggregate amount of $3,450,000 as of the closing date of this offering (the “Initial Stockholder Loans”). The Initial Stockholder Loans will bear no interest. The proceeds of the Initial Stockholder Loans were be added to the Trust Account and be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law). The Initial Stockholder Loans shall be repaid in cash or converted into warrants (the “Initial Stockholder Loan Warrants”) at a conversion price of $1.00 per warrant, at the Sponsor’s and Founders’ sole discretion. The Initial Stockholder Loan Warrants would be identical to the Private Placement Warrants sold in connection with the Initial Public Offering. The Initial Stockholder Loans are being extended in order to ensure that the amount in the Trust Account is $10.20 per public share. If the Company does not complete a Business Combination, the Company will not repay the Initial Stockholder Loans and their proceeds will be distributed to the Company’s public stockholders. The Sponsor and Founders have waived any claims against the trust account in connection with these loans. As of December 31, 2021, $3,450,000 was outstanding under the Initial Stockholder Loans.
Note 6 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders were entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On November 15, 2021, the underwriter had fully exercised the over-allotment option.
The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate, at the closing of the Initial Public Offering.
Business Combination Marketing Agreement
The Company has engaged underwriters as advisors in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business

F-1
6

combination. The Company will pay the marketing fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering or $6,037,500
. No liability has been accrued in the December 31, 2021 balance sheet as the marketing fee is contingent upon an initial business combination that is not probable in nature under FASB ASC 450 “Contingencies”.
Note 7 — Warrants
The Company accounts for the 14,075,000 warrants issued in connection with the Initial Public Offering (8,625,000 Public Warrants and 5,450,000 Private Placement Warrants) in accordance with the guidance contained in FASB ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to remeasurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operation.
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A common stock issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, it will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but it will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.
Redemption of warrants when the price per Class
 A common stock equals or exceeds $18.00.
Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

F-1
7

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

•
if, and only if, the closing price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations, and the like) for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Window and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Placement Warrants will not be transferable, assignable, or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable
so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
Note 8 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 17,250,000 shares of Class A common stocks outstanding, all of which were subject to redemption.

F-
18

As of December 31, 2021, Class A common stock reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(9,487,500)
Issuance costs related to Class A common stock	(4,416,724)
Share contribution back to capital transaction	(24,569)
Plus:
Accretion of carrying value to redemption value	17,378,793

Class A common stock subject to possible redemption	$175,950,000

Note 9 — Stockholders’ Equity
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were no shares of Class A common stock issued or outstanding (see Note 8).
Class
 B Common Stock
 — The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of December 31, 2021, the Sponsor and Founders held 4,312,500 Class B common stock which were all issued and outstanding.
Holders of Class B common stock will have the right to elect all of the Company’s directors prior to a Business Combination. Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.
The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in connection with the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the total number of shares of Class A common stock outstanding after such conversion (after giving effect to any redemptions of shares of Class A common stock by Public Shareholders), including the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination in consideration for such seller’s interest in the business combination target and any Private Placement Warrants issued upon the conversion of Working Capital Loans made to the Company.
Note 10 — Derivative Financial Instruments
The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or

F-
19

exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability.
Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
option as defined under ASC
815-40,
and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$175,956,892	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$4,312,500
Derivative warrant liabilities - Private placement warrants	$—	$—	$2,725,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers to/from Levels 1, 2, and 3 in the period from January 26, 2021 (inception) through December 31, 2021.
The estimated fair value of the Private Placement Warrants and the Public Warrants was determined using Level 3 inputs. Inherent in a Monte Carlo simulation and the Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. For the period from January 26, 2021 (inception) through December 31, 2021, the Company recognized a non-cash
gain resulting from a decrease in the fair value of liabilities of approximately $8.7 million presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates for the warrants:

	December 31, 2021	Initial Measurement
Exercise price	$11.50	$11.50
Stock price	$9.87	$9.52
Volatility	8.10%	1.36%
Term (years)	6.11	6.25
Risk-free rate	1.35%	16.10%
The change in the fair value of the derivative liabilities utilizing Level 3 measurements for the period from January 26, 2021 (inception) to December 31, 2021, is summarized as follows:

Derivate liabilities as of January 26, 2021	$—
Issuance of Public Warrants - Level 3	9,487,500
Issuance of Private Warrants - Level 3	6,213,000
Change in fair value of derivative liabilities - Level 3	(8,663,000)

Derivate liabilities as of December 31, 2021 - Level 3	$7,037,500

F-2
0

Note 11 — Income Taxes
The net deferred income tax asset balance related to the following:

(in Thousands)	Period from January 26, 2021 (inception) through December 31, 2021
Capitalized Start-up Costs	104,696
Net operating loss carryforwards	39,131
Unrealized Gain/Loss	(1,447)

Total Deferred tax assets	142,380

Valuation Allowance	(142,380)

Net deferred tax assets (liability)	—

The components of the provision for income taxes is as follows:

(in Thousands)	Period from January 26, 2021 (inception) through December 31, 2021
Current expense (benefit):
Federal	$—
State	$—

Total current expense (benefit)	$—

Deferred expense (benefit)
Federal	$(142,380)
State	$0

Total deferred expense (benefit)	$(142,380)

Change in Valuation Allowance	142,380

Total income tax expense (benefit):	$—

A reconciliation of the Company’s statutory income tax rate to the Company’s effective income tax rate is as follows:

(in Thousands)	Period from January 26, 2021 (inception) through December 31, 2021
Income at US Statutory Rate	21.00%
Change in Fair Value of Warrant Liabilities	-22.78%
Change in Valuation Allowance	1.78%

0.00%

The effective tax rate differs from the statutory tax rate of 21% for the year ended December 31, 2021, due to the Change in Fair Value of Warrant Liabilities and the Change in Valuation Allowance recorded against the Company’s net operating losses.
As of December 31, 2021, the Company has federal net operating loss carryforwards of $186,337 that may be carried forward indefinitely.
Future realization of the tax benefits of existing temporary differences and net operating loss carryforwards ultimately depends on the existence of sufficient taxable income within the carryforward period. As of December 31, 2021, the Company performed an evaluation to determine whether a valuation allowance was needed. The Company considered all available evidence, both positive and negative, which included the results of operations for the current and preceding years. The Company determined that it was not possible to reasonably quantify future taxable income and determined that it is more likely than not that all of the deferred tax assets will not be realized. Accordingly, the Company maintained a full valuation allowance as of December 31, 2021.
The Company’s valuation allowance for the period from January 26, 2021 (inception) through December 31, 2021 is as follows:

(in Thousands)	Period from January 26, 2021 (inception) through December 31, 2021
Valuation allowance at beginning of period	—
Increases recorded to income tax provision	142,380

Valuation allowance at end of period	142,380

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations for both federal taxes and the many states in which the Company operates or does business in. FASB ASC
740-10
“Income Taxes” states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.
We record uncertain tax positions as liabilities in accordance with ASC
740-10
and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Because of the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available. As of December 31, 2021, we have not recorded any uncertain tax positions in our financial statements.
The Company recognizes interest and penalties related to unrecognized tax benefits on the income tax expense line in the accompanying statement of operations as required. As of December 31, 2021, there were no significant accrued interest or penalties.
The Company files tax returns as prescribed by the tax laws of the jurisdictions in which it operates. In the normal course of business, the Company is subject to examination by federal and state jurisdictions, where applicable. There are currently no pending tax examinations. The Company’s tax years are still open under statute from inception. The resolution of tax matters is not expected to have a material effect on the Company’s financial statements.
Note 12 — Subsequent Events
Management has evaluated subsequent events and transactions that occurred through the date the financial statements were issued. Other than disclosed above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

F-2
2