Form 10-Q
period 2022-03-31
Arena Fortify Acquisition Corp.
filed 2022-05-16
CIK 1849489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1034
For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number
001-41046

ARENA FORTIFY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2228751
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
405 Lexington Avenue, 59th Floor
New York, New York 10174
(Address of principal executive offices and zip code)
212-612-3205
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report):

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
12b-2
of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 1
3
, 2022,
there were 17,250,000 of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

ARENA FORTIFY ACQUISITION CORP.

		Page
PART I – FINANCIAL INFORMATION		3
ITEM 1.	FINANCIAL STATEMENTS	3
	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021	3
	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021	4
	UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND	5
	FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021	5
	UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021	6
	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
ITEM 4.	CONTROLS AND PROCEDURES	26

PART II – OTHER INFORMATION		28
ITEM 1.	LEGAL PROCEEDINGS	28
ITEM 1A.	RISK FACTORS	28
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4.	MINE SAFETY DISCLOSURES	29
ITEM 5.	OTHER INFORMATION	29
ITEM 6.	EXHIBITS	29

SIGNATURES		30

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

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

The forward-looking statements contained in this Quarterly Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks may not be exhaustive.
By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Quarterly Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Quarterly Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ARENA FORTIFY ACQUISITION CORP.
CONDENSED BALANCE SHEETS AS OF MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$348,707	$696,759
Prepaid expenses—current	394,131	344,104

Total current assets	742,838	1,040,863
Prepaid expenses—non-current	191,209	267,623
Investments held in Trust Account	176,083,071	175,956,892

Total Assets	$177,017,118	$177,265,378

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	361,024	368,094
Accrued offering costs	$591,576	$591,576

Total current liabilities	952,600	959,670
Initial stockholder loans	3,450,000	3,450,000
Warrant liabilities	3,476,500	7,037,500

Total Liabilities	7,879,100	11,447,170
Commitments and Contingencies
Class A common stock subject to possible redemption, 17,250,000 shares at redemption value of $10.20 per share	175,950,000	175,950,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(6,812,413)	(10,132,223)

Total Stockholders’ Deficit	(6,811,982)	(10,131,792)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$177,017,118	$177,265,378

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARENA FORTIFY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	For the Three Months Ended March 31, 2022	For the period from January 26, 2021 (inception) through March 31, 2021
General and administrative expenses	$367,382	$932

Loss from operations	(367,382)	(932)
Other income
Change in fair value of derivative warrant liabilities	3,561,000	—
Income from investments held in Trust Account	126,179	—
Interest income	13	—

Net income (loss)	$3,319,810	$(932)

Weighted average shares outstanding of Class A common stock, basic and diluted	17,250,000	—

Basic and diluted net income per share, Class A common stock	$0.15	$—

Weighted average shares outstanding of Class B common stock, basic and diluted(1)(2)	4,312,500	3,750,000
Basic and diluted net income (loss) per share, Class B common stock	$0.15	$(0.00)

(1)
The period
 from
Januar
y 26, 2021 (
inception) through March 31, 2021 exclu
des
 an aggregate of 562,500 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (see Note 5). On November 15, 2021, the underwriters fully exercised their over-allotment option; thus, these shares are no longer subject to forfeiture.

(2)
In October 2021, the Company effected a share contribution back to capital resulting in the Sponsor and Founders holding 4,312,500 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the share contribution (see Note 5).

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARENA FORTIFY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY
THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance—January 1, 2022	—	$—	4,312,500	$431	$—	$(10,132,223)	(10,131,792)
Net Income	—	—	—	—	—	3,319,810	3,319,810

Balance—March 31, 2022	—	—	4,312,500	431	—	(6,812,413)	(6,811,982)

FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—January 26, 2021 (inception)	—	$—	—	$—	$—	$—	—
Issuance of Class B common stock to related parties(1)(2)	—	—	4,312,500	575	24,425	—	25,000
Net loss	—	—	—	—	—	(932)	(932)

Balance—March 31, 2021	—	—	4,312,500	575	24,425	(932)	24,068

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

The accompanying notes are an integral part of the unaudited condensed financial statements.

ARENA FORTIFY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2022 AND FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Three Months Ended March 31, 2022	For the period from January 26, 2021 (inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$3,319,810	$(932)
Adjustments to reconcile net income to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(3,561,000)	—
Income from investments held in Trust Account	(126,179)	—
Changes in operating assets and liabilities:
Prepaid expenses	26,387	—
Accrued offering costs and expenses	(7,070)	932

Net cash used in operating activities	(348,052)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	98,386
Payment of deferred offering costs	—	(98,386)

Net cash provided by financing activities	—	—

Net change in cash	(348,052)	—
Cash—beginning of the period	696,759	—

Cash—end of the period	$348,707	$—

Supplemental disclosure of noncash financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$111,661
The accompanying notes are an integral part of the unaudited condensed financial statements.

ARENA FORTIFY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
March 31, 2022
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from January 26, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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

Except with respect to interest or other income earned on the funds held in the Trust Account that may be released to the Company to pay its income taxes, if any, the amended and restated certificate of incorporation, as discussed below and subject to the requirements of law and regulation, provides that the proceeds from the Public Offering and the sale of the Private Placement Warrants held in the Trust Account will not be released from the Trust Account (1) to the Company, until the completion of the initial Business Combination, or (2) to the public stockholders, until the earliest of (a) the completion of the initial Business Combination, and then only in connection with those shares of Class A common stock that such stockholders properly elected to redeem, subject to the limitations described herein, (b) the redemption of any public shares properly tendered in connection with a stockholder vote to amend the amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to provide holders of the shares of Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Initial Public Offering by February 15, 2023 (the “Combination Period”) or (B) with respect to any other provision relating to the rights of holders of the shares of Class A common stock, and (c) the redemption of the public shares if the Company has not consummated the Business Combination within the Combination Period, subject to applicable law. Public stockholders who redeem their shares of Class A common stock in connection with a stockholder vote described in clause (b) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of an initial Business Combination or liquidation if the Company has not consummated an initial Business Combination within Combination Period, with respect to such Class A common stock so redeemed.
Initial Business Combination
While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance held in the Trust Account (excluding the taxes payable on the interest earned on the Trust Account) at the time of signing a definitive agreement in connection with the initial Business Combination. However, the Company will complete the initial Business Combination only if the post-Business Combination company in which its public stockholders own shares will own or acquire 50% or more of the outstanding voting securities of the target or is otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
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
The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of its initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially $10.20 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the marketing fee the Company will pay to the underwriters upon the completion of its initial Business Combination (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Proposed Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and Founders and its permitted transferees will agree to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.
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
The Sponsor and each member of the management team have entered into an agreement with the Company, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares; (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation (A) that would modify the substance or timing of the Company’s obligation to provide holders of the Class A common stock the right to have their shares redeemed in connection with the initial Business Combination or to redeem 100% of the public shares if the Company does not complete its initial Business Combination within the Combination Period or (B) with respect to any other provision relating to the rights of holders of the Company’s Class A common stock and (iii) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if the Company fails to consummate an initial business combination within Combination Period.
If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any (less up to $100,000 to pay winding up and dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors (the “Board”), dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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
Going Concern Consideration, Liquidity and Capital Resources
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC
205-40
“Presentation of Financial Statements—Going Concern”. As of March 31, 2022, the Company had $348,707 in its operating bank account, $209,762 of working capital deficit, and
$176,083,071 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem the Company’s common stock in connection therewith.
The Company believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, there is a risk that the Company’s liquidity may not be sufficient, which raises substantial doubt about the Company’s ability to continue as a going concern. Additionally, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.
The Company has until February 15, 2023, to consummate a Business Combination. If a Business Combination is not consummated by this date and an extension is not requested by the Sponsor there will be a mandatory liquidation and subsequent dissolution of the Company. Uncertainty related to consummation of a Business Combination raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete an initial business combination on or before February 15, 2023, however, it is uncertain whether management will succeed in doing so. No adjustments have been made to the carrying amounts of assets or liabilities to reflect a required liquidation after February 15, 2023.

Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the pandemic could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the period from January 26, 2021 (inception) to December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
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
The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of the initial Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation (A) to modify the substance or timing of the Company’s obligation to redeem 100% of the public shares if the Company does not complete the initial Business Combination within the Combination Period or (B) with respect to any other provision relating to stockholders’ rights or pre-initial
Business Combination activity; or (iii) absent an initial Business Combination within the Combination Period, the return of the funds held in the Trust Account to the public stockholders as part of redemption of the public shares.
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

Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s shares of Class A common stock sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021,
17,250,000
shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.
Share-based Compensation
The transfer of the Founder Shares to independent directors is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of the date the unaudited condensed financial statements were issued, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
The Company recognizes tax liabilities from an uncertain tax position only if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying financial statements. The Company is required to file tax returns in the U.S. federal jurisdiction and in the state of New York. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits, if any, as part of income tax expense. No such interest and penalties have been accrued as of March 31, 2022 and December 31, 2021.
Net Income (Loss) Per Common Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of
 14,075,000 shares of

our Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. For the period from January 26, 2021 (inception) through March 31, 2021, the number of weighted average shares of Class B common stock for calculating basic net income (loss) per share was reduced for the effect of an aggregate of 562,500
shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied as of the beginning of the three-month period ended March 31, 2022, diluted income per share of common stock is the same as basic income per share of common stock for the period. Additionally, for the period from January 26, 2021 (inception) through March 31, 2021, the calculation does not consider the effect of the shares subject to forfeiture as they would be anti-dilutive given the net loss position. As a result, for the period from January 26, 2021 (inception) through March 31, 2021, diluted loss per share of common stock and basic loss per share of common stock are the same for the period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the three months ended March 31, 2022		For the period from January 26, 2021 (inception) through March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss) - basic and diluted	2,655,848	663,962	—	(932)
Denominator:
Basic and diluted weighted average common stocks outstanding	17,250,000	4,312,500	—	3,750,000
Basic and diluted net income (loss) per common stock	0.15	0.15	—	(0.00)
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2, or Level 3. These tiers include:

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
Derivative Financial Instruments
The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value on the balance sheet with changes in the fair value reported in the unaudited condensed statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current
based on whether or not
net-cash
settlement or conversion of the instrument could be required within 12 months of the balance sheet date.
Warrant Liability
The Company accounts for the Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in FASB ASC
815-40.
Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement
at each balance sheet date. With each such
re-measurement,
the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.

Recent Accounting Pronouncements
In August 2020, FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. The amendments are effective for smaller reporting companies for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 in 2021 upon incorporation. The impact of adoption was not material.
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
Note 5 — Related Party Transactions
Founder Shares
In January 2021, the Initial Stockholders purchased an aggregate of 5,750,000 shares of the Company’s Class B common stock for an aggregate price of $25,000 (the “Founder Shares”). On March 19, 2021, the Sponsor transferred 25,000 shares to each of Marc McCarthy and James Crockard III, independent directors. In October 2021, the Company effected a share contribution back to capital resulting in the Initial Stockholders holding 4,312,500 shares of Class B common stock. The grant date fair value of the shares granted to the independent directors was estimated to be approximately $67,000 as adjusted for the share contribution back to capital. The Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Sponsor and Founders would own, on an as-converted
basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 15, 2021, the underwriters fully exercised the over-allotment option; thus, Founder Shares are no longer subject to forfeiture.
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
Promissory Note — Related Party
On February 22, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note was non-interest
bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company borrowed $190,555 under the Note. The Company repaid the Promissory Note in full on November 17, 2021.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account will be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, there are no outstanding Working Capital Loans.
Initial Stockholder Loans
The Sponsor and Founders lent the Company an aggregate amount of
$3,450,000
on
the closing date of the Initial Public Offering (the “Initial Stockholder Loans”). The Initial Stockholder Loans bear no interest. The proceeds of the Initial Stockholder Loans were added to the Trust Account to be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law). The Initial Stockholder Loans shall be repaid in cash or converted into warrants (the “Initial Stockholder Loan Warrants”) at a conversion price of
 $1.00 per warrant, at the Sponsor’s and Founders’ sole discretion. The Initial Stockholder Loan Warrants would be identical to the Private Placement Warrants sold in connection with the Initial Public Offering. The Initial Stockholder Loans were extended in order to ensure that the amount in the Trust Account is $10.20 per public share following the consummation of the Initial Public Offering. If the Company does not complete a Business Combination, the Company will not repay the Initial Stockholder Loans and their proceeds will be distributed to the Company’s public stockholders. The Sponsor and Founders have waived any claims against the trust account in connection with these loans. As of March 31, 2022 and December 31, 2021, $3,450,000 was outstanding under the Initial Stockholder Loans.

Note 6 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the consummation of the Initial Public Offering. The holders are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The registration rights agreement does not contain liquidated damages or other cash settlement provisions resulting from delays in registering our securities. The Company will bear the expenses incurred in connection with the filing of any such registration statement.
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the Initial Public Offering to purchase up to 2,250,000 additional Units to cover over-allotments at the Initial Public Offering price less the underwriting discounts and commissions. On November 15, 2021, the underwriters had fully exercised the over-allotment option.
The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $3,450,000 in the aggregate, at the closing of the Initial Public Offering.
Business Combination Marketing Agreement
The Company has engaged underwriters as advisors in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with the business combination. The Company will pay the marketing fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering or $6,037,500. No liability has been accrued in the March 31, 2022 or December 31, 2021 balance sheets as the marketing fee is contingent upon an initial business combination that is not probable in nature under FASB ASC 450 “Contingencies”.
Note 7 — Warrants
The Company accounts for the 14,075,000 warrants issued in connection with the Initial Public Offering (8,625,000 Public Warrants and 5,450,000
Private Placement Warrants) in accordance with the guidance contained in FASB ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to remeasurement at each balance sheet date. With each such remeasurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed statements of operations.
Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, it will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Class A common stock issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause such registration statement to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed, as specified in the warrant agreement; provided that if the shares of Class A common stock are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent. If a registration statement covering the shares of Class A common stock issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, and the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of Class A common stock equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of shares of Class A common stock underlying the warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” as used in this paragraph shall mean the volume weighted average price of the Class A common stock for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.
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

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws. If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of shares of Class A common stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger, or consolidation. However, the warrants will not be adjusted for issuance of Class A common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.
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
Note 8 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 17,250,000 shares of Class A common stock outstanding, all of which were subject to redemption.
As of March 31, 2022 and December 31, 2021, Class A common stock reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(9,487,500)
Issaunce costs related to Class A common stock	(4,416,724)
Share contribution back to capital transaction	(24,569)
Plus:
Accretion of carrying value to redemption value	17,378,793

Class A common stock subject to possible redemption	$175,950,000

Note 9 — Stockholders’ Equity
Preferred Stock
 — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
 — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (see Note 8).
Class
 B Common Stock
 — The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, the Sponsor and Founders held 4,312,500 Class B common stock which were all issued and outstanding.

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
Note 10 — Derivative Financial Instruments
The Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance contained in ASC
815-40,
Derivatives and Hedging—Contracts in Entity’s Own Equity. Because the Company does not control the occurrence of events, such as a tender offer or exchange, that may trigger cash settlement of the warrants where not all of the stockholders also receive cash, the warrants do not meet the criteria for equity treatment thereunder, as such, the warrants must be recorded as a derivative liability.
Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a
“fixed-for-fixed”
option as defined under ASC
815-40,
and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2022
Description	Level 1	Level 2	Level 3	Total

Assets:
Investments held in Trust Account - U.S. Treasury Securities	$176,083,071	$—	$—	$176,083,071
Liabilities:
Derivative warrant liabilities - Public warrants	$2,132,070	$—	$—	$2,132,070
Derivative warrant liabilities - Private placement warrants	$—	$—	$1,344,430	$1,344,430

	Fair Value Measured as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total

Assets:
Investments held in Trust Account - U.S. Treasury Securities	$175,956,892	$—	$—	$175,956,892
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$4,312,500	$4,312,500
Derivative warrant liabilities - Private placement warrants	$—	$—	$2,725,000	$2,725,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the three months ended March 31, 2022 as the Public Warrants were separately listed for trading beginning in January 2022. There were no transfers to/from Levels 1, 2, and 3 in the period from January 26, 2021 (inception) through March 31, 2021.
The estimated fair value of the Private Placement Warrants and the Public Warrants was initially determined using Level 3 inputs. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants, a Level 1 measurement. Inherent in a Monte Carlo simulation and the Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. For the period from January 1, 2022 to March 31, 2022, the Company recognized a non-cash
gain resulting from a decrease in the fair value of liabilities of approximately $3.6 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The following table provides quantitative information regarding Level 3 fair value measurements inputs related to the warrants:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.01	$9.87
Volatility	2.50%	8.1%
Term (years)	5.87	6.11
Risk-free rate	2.38%	1.35%
The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months ended March 31, 2022:

Derivative liabilities as of December 31, 2021 - Level 3	$7,037,500
Transfer of Public Warrants to Level 1 Measurement	(4,312,500)
Change in fair value of derivative liabilities as of March 31, 2022 - Level 3	(1,380,570)

Derivative liabilities as of March 31, 2022 - Level 3	$1,344,430

Note 11 — Subsequent Events
Management has evaluated subsequent events and transactions that occurred through the date the unaudited condensed financial statements were issued. Other than disclosed above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this Quarterly Report on Form
10-Q
for the three months ended March 31, 2022 (the “Quarterly Report”) to “we,” “our,” “us” or the “Company” refer to Arena Fortify Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Arena Fortify Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.
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
In February 2021, we issued 5,750,000 founder shares to our Sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.004 per share. In March 2021, our Sponsor sold 456,000 founder shares each to Cowen Investments II LLC (“Cowen”) and Intrepid Financial Partners, L.L.C. (“Intrepid” and with the Sponsor and Cowen, the “Initial Stockholders”). On March 19, 2021, our Sponsor transferred 25,000 shares to each of Marc McCarthy and James Crockard III. On October 4, 2021, we effected a share contribution back to capital resulting in our Initial Stockholders holding 4,312,500 shares of our Class B common stock.
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
Certain of our Initial Stockholders lent us an aggregate amount of $3,450,000 as of the closing date of our Initial Public Offering at no interest pursuant to those certain promissory notes (collectively, the “Initial Stockholder Loan Notes”). The proceeds of the Initial Stockholder Loans were added to the trust account and will be used to fund the redemption of our public shares (subject to the requirements of applicable law). The Initial Stockholder Loans shall be repaid in cash or converted into warrants (the “Initial Stockholder Loan Warrants”) at a conversion price of $1.00 per warrant, at each Initial Stockholder’s sole discretion. The Initial Stockholder Loan Warrants would be identical to the Private Placement Warrants sold in connection with our Initial Public Offering.
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
Results of Operations
Our entire activity from inception through March 31, 2022 related to our formation, the preparation for our Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating
income in the form of interest income on cash and cash equivalents.
For the three months ended March 31, 2022, we had net income of $3,319,810, which was comprised of the change in the fair value of our warrants of $3,561,000, interest earned on marketable securities held in trust account of $126,179 and interest income of $13, partially offset by operating costs of $367,382. For the period from January 26, 2021 (inception) through March 31, 2021, we had net loss of $932, which was comprised of operating costs of $932.
Liquidity and Capital Resources and Going Concern
As of March 31, 2022, we had approximately $348,707 in our operating bank account, and working capital deficit of approximately $209,762. We intend to use the funds held outside the trust account primarily to pay existing accounts payable, identify and evaluate prospective initial business combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business or businesses to merge with or acquire and structure, negotiate and consummate a business combination.
Prior to the completion of our Initial Public Offering, our liquidity needs had been satisfied through a payment from our Sponsor of $25,000 for the founder shares to cover certain offering costs and the loan under an unsecured promissory note from our Sponsor of $300,000. On November 15, 2021, we consummated the Initial Public Offering of 17,250,000 units (including 2,250,000 units issued upon exercise in full by the underwriters of their option to purchase additional units) at a price of $10.00 per unit. Certain of our initial stockholders lent us an aggregate amount of $3,450,000 as of the closing date of our Initial Public Offering at no interest. The proceeds of the Initial Stockholder Loans were added to the trust account and will be used to fund the redemption of our public shares (subject to the requirements of applicable law). The Initial Stockholder Loans shall be repaid in cash or converted into Initial Stockholder Loan Warrants at a conversion price of $1.00 per warrant, at each Initial Stockholder’s sole discretion. The Initial Stockholder Loan Warrants will be identical to the Private Placement Warrants sold in connection with our Initial Public Offering. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 5,450,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Initial Stockholders. Among these Private Placement Warrants, 4,360,000 were purchased by our Sponsor and 545,000 were purchased by each of Cowen and Intrepid.
For the three months ended March 31, 2022, net cash used in operating activities was $348,052, consisting of net income of $3,319,810 which is affected by a change in fair value of warrant liabilities of $(3,561,000), and interest earned on marketable securities held in the Trust Account of $126,179.
For the period from January 26, 2021 (inception) through March 31, 2021, net cash used in operating activities was $0, consisting of net income of $(932), and interest earned on marketable securities held in the Trust Account of $0. Changes in operating assets and liabilities provided $932 of cash from operating activities.

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
Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the completion of a business combination or one year from the date of the filing of this Quarterly Report. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However there is a risk that the company’s liquidity may not be sufficient, which raises substantial doubt about the Company’s ability to continue as a going concern. As indicated elsewhere in this Quarterly Report, we have until February 15, 2023 to consummate a business combination. If our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating a business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Furthermore, if a business combination is not consummated by this date and an extension is not requested by our Sponsor, there will be a mandatory liquidation and subsequent dissolution of the company. Uncertainty related to the consummation of a business combination raises substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities to reflect a required liquidation after February 15, 2023.
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
Business Combination Marketing Agreement
The underwriters of the Company’s Initial Public Offering are entitled to a fee of $0.35 per unit, or $6,037,500 in the aggregate (the “Marketing Fee”), which will be payable to the underwriters pursuant to that certain Business Combination Marketing Agreement (the “Business Combination Marketing Agreement”). The Marketing Fee will become payable to the underwriters from the amounts held in the trust account solely in the event that the Company completes a business combination, subject to the terms of the Business Combination Marketing Agreement.

Critical Accounting Policies and Significant Estimates
The preparation of unaudited condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:
Net Income (Loss) Per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 14,075,000 shares of our Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. The number of weighted average shares of Class B common stock for calculating basic net income (loss) per share was reduced for the effect of an aggregate of 562,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied as of the beginning of the three-month period ended March 31, 2022, diluted income per share of common stock is the same as basic income per share of common stock for the period. Additionally, for the period from January 26, 2021 (inception) through March 31, 2021, the calculation does not consider the effect of the shares subject to forfeiture as they would be anti-dilutive given the net loss position. As a result, for the period from January 26, 2021 (inception) through March 31, 2021, diluted loss per share of common stock and basic loss per share of common stock are the same for the period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“FASB ASC 480”) and FASB ASC 815, Derivatives and Hedging (“FASB ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to FASB ASC 480, meet the definition of a liability pursuant to FASB ASC 480, and whether the warrants meet all of the requirements for equity classification under FASB ASC 815, including whether the warrants are indexed to the Company’s own common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.
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
Subsequently, derivative warrant liabilities are classified as non-current
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities. The determination of fair value for the warrant liabilities represents a significant estimate made by management in the unaudited condensed financial statements.

Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A shares of common stock are classified as shareholders’ equity. The Company’s shares of Class A common stock sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022, 17,250,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.
JOBS Act
On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act, and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective due to a material weakness related to our review controls over the financial reporting process and accounting for contingent fee arrangements.

In light of the material weakness, we have made control improvements, including enhancing the efficacy of our review processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to the treatment and reporting of contingent fee arrangements in our financial statements. Our plans at this time also include providing enhanced access to accounting literature, research materials and documents and increased communication among our management and third-party professionals with whom we consult regarding complex accounting applications, including relating to contingent fee arrangements. Furthermore, in light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
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
Management’s Report on Internal Control Over Financial Reporting
This Quarterly Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
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
Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in the “Risk Factors” section in Part I, Item 1A of our Annual Report on Form
10-K
for the year ended December 31, 2021 (the “2021 Form
10-K”)
with the SEC on April 1, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the 2021 Form
10-K,
except for the below risk factor.
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form
10-Q.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-41046), filed on November 15, 2021).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-41046), filed on November 15, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 16, 2022	Arena Fortify Acquisition Corp.

	By:	/s/ Daniel Zwirn
Daniel Zwirn
Chief Executive Officer

Date: May 16, 2022	Arena Fortify Acquisition Corp.

	By:	/s/ Kieran Goodwin
Kieran Goodwin
Chief Financial Officer