Form 10-Q
period 2022-09-30
Arena Fortify Acquisition Corp.
filed 2022-11-09
CIK 1849489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(212)
612-3205
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report):

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, 0.00001 par value per share, and one-half of one redeemable warrant	AFACU	The Nasdaq Stock Market LLC
Shares of Class A common stock includes part of the units	AFAC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A common stock at an exercise price of 11.50	AFACW	The Nasdaq Stock Market LLC
Shares of Class A common stock underlying redeemable warrants included as part of the units	AFAC	The Nasdaq Stock Market LLC
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
of the Exchange Act). Yes  ☒    No  ☐
As of November 9, 2022, there were 17,250,000 of the registrant’s Class A common stock, par value $0.0001 per share, and 4,312,500 of the registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

ARENA FORTIFY ACQUISITION CORP.

		Page
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS		1

PART I. - FINANCIAL INFORMATION		3
ITEM 1.	FINANCIAL STATEMENTS	3
	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021	3
	UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021	4
	UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021	5
	UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021	6
	NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS	7
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	22
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27
ITEM 4.	CONTROLS AND PROCEDURES	27

PART II. – OTHER INFORMATION		28
ITEM 1.	LEGAL PROCEEDINGS	28
ITEM 1A.	RISK FACTORS	28
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	28
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	29
ITEM 4.	MINE SAFETY DISCLOSURES	29
ITEM 5.	OTHER INFORMATION	29
ITEM 6.	EXHIBITS	30

SIGNATURES		31

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Quarterly Report may include, for example, statements about:

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

PART I.—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
ARENA FORTIFY ACQUISITION CORP.
CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

	September 30, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets
Current assets:
Cash	$367,437	$696,759
Prepaid expenses - current	348,145	344,104

Total current assets	715,582	1,040,863
Prepaid expenses - non-current	38,381	267,623
Investments held in Trust Account	176,811,647	175,956,892

Total Assets	$177,565,610	$177,265,378

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit
Current liabilities:
Accrued expenses	609,503	368,094
Accrued offering costs	$591,576	$591,576

Total current liabilities	1,201,079	959,670
Initial stockholder loans	3,450,000	3,450,000
Warrant liabilities	1,266,750	7,037,500

Total Liabilities	5,917,829	11,447,170
Commitments and Contingencies
Class A common stock subject to possible redemption, 17,250,000 shares at redemption value of $10.23 p er share as of September 30, 2022 and $10.20 per share as of December 31, 2021	176,416,915	175,950,000
Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 17,250,000 shares subject to redemption)	—	—
Class B common stock, $0.0001 par value; 30,000,000 shares authorized; 4,312,500 shares issued and outstanding	431	431
Additional paid-in capital	—	—
Accumulated deficit	(4,769,565)	(10,132,223)

Total Stockholders’ Deficit	(4,769,134)	(10,131,792)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$177,565,610	$177,265,378

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARENA FORTIFY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	For the Three Months Ended		For the Nine Months Ended	For the period from January 26, 2021 (inception) through September 30, 2021
	September 30, 2022	September 30, 2021	September 30, 2022

General and administrative expenses	$265,031	$254	$887,844	$1,753
Income tax expense	$159,316	$—	$168,663	$—

Loss from operations	(424,347)	(254)	(1,056,507)	(1,753)
Other income
Change in fair value of derivative warrant liabilities	137,900	—	5,770,750	—
Income from investments held in Trust Account	806,243	—	1,115,036	—
Interest income	274	—	294	—

Net income (loss)	$520,070	$(254)	$5,829,573	$(1,753)

Weighted average shares outstanding of Class A common stock, basic and diluted	17,250,000	—	17,250,000	—

Basic and diluted net income per share, Class A common stock	$0.02	$—	$0.27	$—

Weighted average shares outstanding of Class B common stock, basic and diluted(1)(2)	4,312,500	3,750,000	4,312,500	3,750,000
Basic and diluted net income (loss) per share, Class B common stock	$0.02	$(0.00)	$0.27	$(0.00)

1.
The three-month period ended September 30, 2021 and the period from January 26, 2021 (inception) through September 30, 2021 exclude an aggregate of 562,500 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (see Note 5). On November 15, 2021, the underwriters fully exercised their over-allotment option; thus, these shares are no longer subject to forfeiture.

2.
In October 2021, the Company effected a share contribution back to capital resulting in the Sponsor and Founders holding 4,312,500 shares of Class B common stock. All shares and associated amounts have been retroactively restated to reflect the share contribution (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARENA FORTIFY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Stockholders Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - January 1, 2022	—	$—	4,312,500	$431	$—	$(10,132,223)	(10,131,792)
Net Income	—	—	—	—	—	3,319,810	3,319,810

Balance - March 31, 2022	—	—	4,312,500	431	—	(6,812,413)	(6,811,982)
Net Income	—	—	—	—	—	1,989,693	1,989,693

Balance - June 30, 2022	—	—	4,312,500	431	—	(4,822,720)	(4,822,289)
Net Income	—	—	—	—	—	520,070	520,070
Remeasurement of Class A common stock to redemption value						(466,915)	(466,915)

Balance - September 30, 2022	—	—	4,312,500	431	—	(4,769,565)	(4,769,134)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30,
2021

	Ordinary Shares				Additional Paid-in Capital		Total Stockholders Equity
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount

Balance - January 26, 2021 (inception)	—	$—	—	$—	$—	$—	—
Issuance of Class B common stock to related parties (1)(2)	—	—	4,312,500	575	24,425	—	25,000
Net loss	—	—	—	—	—	(932)	(932)
Balance - March 31, 2021	—	—	4,312,500	575	24,425	(932)	24,068
Net loss	—	—	—	—	—	(567)	(567)
Balance - June 30, 2021	—	—	4,312,500	575	24,425	(1,499)	23,501
Net loss	—	—	—	—	—	(254)	(254)

Balance - September 30, 2021	—	$—	4,312,500	$575	$24,425	$(1,753)	23,247

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

ARENA FORTIFY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022 AND FOR THE PERIOD FROM JANUARY 26, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	For the Nine Months Ended September 30, 2022	For the period from January 26, 2021 (inception) through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$5,829,573	$(1,753)
Adjustments to reconcile net income to cash used in operating activities:
Change in fair value of derivative warrant liabilities	(5,770,750)	—
Income from investments held in Trust Account	(1,115,036)	—
Changes in operating assets and liabilities:
Prepaid expenses	225,200	—
Accrued offering costs and expenses	241,409	1,753

Net cash used in operating activities	(589,604)	—

Cash Flows from Investing Activities:
Income withdrawn from the Trust Account to reimburse Delaware franchise taxes	260,282	—

Net cash provided by investing activities	260,282	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	165,949
Payment of deferred offering costs	—	(165,949)

Net cash provided by financing activities	—	—

Net change in cash	(329,322)	—
Cash - beginning of the period	696,759	—

Cash - end of the period	$367,437	$—

Supplemental disclosure of noncash financing activities:
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Deferred offering costs included in accrued offering costs	$—	$663,571

The accompanying notes are an integral part of these unaudited condensed financial statements.

ARENA FORTIFY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
September 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 26, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and since the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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
The Company will provide its public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of its initial Business Combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the Trust Account is initially $10.20 per public share. The per share amount the Company will distribute to investors who properly redeem their shares will not be reduced by the marketing fee the Company will pay to the underwriters upon the completion of its initial Business Combination (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Proposed Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a

Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law or stock exchange requirements and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its
a
mended and
r
estated
c
ertificate of
 incorporation,
 conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor and Founders and its permitted transferees will agree to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.
If the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the
a
mended and
r
estated
c
ertificate of
i
ncorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.
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
Going Concern Consideration, Liquidity and Capital Resources
On a routine basis, the Company assesses going concern considerations in accordance with FASB ASC
205-40
“Presentation of Financial Statements—Going Concern”. As of September 30, 2022, the Company had $367,437 in its operating bank account, $485,497 of working capital deficit, and $176,811,647 of securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem the Company’s common stock in connection therewith.
The Company believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. However, there is a risk that the Company’s liquidity may not be sufficient, which raises substantial doubt about the Company’s ability to continue as a going concern. Additionally, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans, as defined below (see Note 5). As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.
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
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased, and thus could cause a reduction in the value of our Class A common stock. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a business combination, the exercise of a redemption right, the liquidation of our company, or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, the exercise of a redemption right, the liquidation of our company, or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination. Further, the application of the excise tax in the event of a liquidation is uncertain.

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
for the period from January 26, 2021 (inception) to December 31, 2021, as filed with the SEC on April 1, 2022. The interim results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
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

Class A Common Stock Subject to Possible Redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. The Company’s shares of Class A common stock sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 17,250,000 shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in
capital, or in the absence of additional capital, in accumulated deficit.
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
The Company recognizes tax liabilities from an uncertain tax position only if it is more likely than not that the tax position will not be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. There are no uncertain tax positions that have been recognized in the accompanying financial statements. The Company is required to file tax returns in the U.S. federal jurisdiction and in the state of New York. The Company’s policy is to recognize interest and penalties related to uncertain tax benefits, if any, as part of income tax expense. No such interest and penalties have been accrued as of September 30, 2022 and December 31, 2021.
The Company’s effective tax rate for the three and nine months ended September 30, 2022, was
23.45%
and 2.81%, respectively, and for the three months ended September 30, 2021, and for the period from January 26, 2021 (inception) through September 30, 2021 was 0.00%. The Company’s effective tax rate differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the change in the fair value of warrant liabilities, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

Net Income (Loss) Per Common Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 14,075,000 shares of our Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. For the three-month period ended September 30, 2021 and the period from January 26, 2021 (inception) through September 30, 2021, the number of weighted average shares of Class B common stock for calculating basic net income (loss) per share was reduced for the effect of an aggregate of 562,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied as of the beginning of the three-month period ended September 30, 2022 and nine-month period ended September 30, 2022, diluted income per share of common stock is the same as basic income per share of common stock for the period. Additionally, for the three-month period ended September 30, 2021 and the period from January 26, 2021 (inception) through September 30, 2021, the calculation does not consider the effect of the shares subject to forfeiture as they would be anti-dilutive given the net loss position. As a result, for the three-month period ended September 30, 2021 and the period from January 26, 2021 (inception) through September 30, 2021, diluted loss per share of common stock and basic loss per share of common stock are the same for the period.
Remeasurement
associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the three months ended September 30, 2022		For the nine months ended September 30, 2022
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss) - basic and diluted	416,056	104,014	4,663,658	1,165,915
Denominator:
Basic and diluted weighted average common stocks outstanding	17,250,000	4,312,500	17,250,000	4,312,500
Basic and diluted net income (loss) per common stock	0.02	0.02	0.27	0.27

	For the three months ended September 30, 2021		For the period from January 26, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss) - basic and diluted	—	(254)	—	(1,753)
Denominator:
Basic and diluted weighted average common stocks outstanding	—	3,750,000	—	3,750,000
Basic and diluted net income (loss) per common stock	—	(0.00)	—	(0.00)
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that a

Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account will be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, there are no outstanding Working Capital Loans.
Initial Stockholder Loans
The Sponsor and Founders lent the Company an aggregate amount of $3,450,000 on the closing date of the Initial Public Offering (the “Initial Stockholder Loans”). The Initial Stockholder Loans bear no interest. The proceeds of the Initial Stockholder Loans were added to the Trust Account to be used to fund the redemption of the Company’s public shares (subject to the requirements of applicable law). The Initial Stockholder Loans shall be repaid in cash or converted into warrants (the “Initial Stockholder Loan Warrants”) at a conversion price of $1.00 per warrant, at the Sponsor’s and Founders’ sole discretion. The Initial Stockholder Loan Warrants would be identical to the Private Placement Warrants sold in connection with the Initial Public Offering. The Initial Stockholder Loans were extended in order to ensure that the amount in the Trust Account is $10.20 per public share following the consummation of the Initial Public Offering. If the Company does not complete a Business Combination, the Company will not repay the Initial Stockholder Loans and their proceeds will be distributed to the Company’s public stockholders. The Sponsor and Founders have waived any claims against the trust account in connection with these loans. As of September 30, 2022 and December 31, 2021, $3,450,000 was outstanding under the Initial Stockholder Loans.
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
Business Combination Marketing Agreement
The Company has engaged underwriters as advisors in connection with our business combination to assist us in holding meetings with our stockholders to discuss the potential business combination and the target business’s attributes, introduce us to potential investors that are interested in purchasing our securities in connection with the potential business combination, assist us in obtaining stockholder approval for the business combination
and
assist us with our press releases and public filings in connection with the business combination. The Company will pay the marketing fee for such services upon the consummation of our initial business combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Initial Public Offering or $6,037,500. No liability has been accrued in the September 30, 2022 or December 31, 2021 balance sheets as the marketing fee is contingent upon an initial business combination that is not probable in nature under FASB ASC 450 “Contingencies”.
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
Note 8 – Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 17,250,000 shares of Class A common stock outstanding,
all of which were subject to redemption.

As of September 30, 2022 and December 31, 2021, Class A common stock reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(9,487,500)
Issuance costs related to Class A common stock	(4,416,724)
Share contribution back to capital transaction	(24,569)
Plus:
Initial remeasurement of carrying value to redemption value	17,378,793

Class A common stock subject to possible redemption as of December 31, 2021	$175,950,000
Plus:
Subsequent remeasurement of carrying value to redemption value	466,915

Class A common stock subject to possible redemption as of September 30, 2022	$176,416,915

Note 9 — Stockholders’ Equity
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were no shares of Class A common stock issued or outstanding (see Note 8).
Class
 B Common Stock
— The Company is authorized to issue 30,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, the Sponsor and Founders held 4,312,500 Class B common stock which were all issued and outstanding.
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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2022
Description	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$176,811,647	$—	$—	$176,811,647
Liabilities:
Derivative warrant liabilities - Public warrants	$776,250	$—	$—	$776,250
Derivative warrant liabilities - Private placement warrants	$—	$—	$490,500	$490,500

	Fair Value Measured as of December 31, 2021
Description	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$175,956,892	$—	$—	$175,956,892
Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$4,312,500	$4,312,500
Derivative warrant liabilities - Private placement warrants	$—	$—	$2,725,000	$2,725,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants transferred from a Level 3 measurement to a Level 1 measurement during the nine months ended September 30, 2022 as the Public Warrants were separately listed for trading beginning in January 2022.
There were no transfers to/from Levels 1, 2, and 3 in the period from January 26, 2021 (inception) through September 30, 2021.
The estimated fair value of the Private Placement Warrants and the Public Warrants was initially determined using Level 3 inputs. Subsequent to the separate listing and trading of the Public Warrants the fair value of the Public Warrants has been measured based on the observable listed prices for such warrants, a Level 1 measurement. Inherent in a Monte Carlo simulation and the Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. For the period from January 1, 2022 to September 30, 2022, the Company recognized a non-cash
gain resulting from a decrease in the fair value of liabilities of approximately $5.6 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

	September 30,	December 31,
	2022	2021
Exercise price	$11.50	$11.50
Stock price	$10.09	$9.87
Volatility	4.70%	8.10%
Term (years)	5.36	6.11
Risk-free rate	3.96%	1.35%
The following table provides quantitative information regarding Level 3 fair value measurements inputs related to the warrants:

Derivative liabilities as of December 31, 2021 - Level 3	$7,037,500
Transfer of Public Warrants to Level 1 Measurement	(4,312,500)
Change in fair value of derivative liabilities as of March 31, 2022 - Level 3	(1,380,570)

Derivative liabilities as of March 31, 2022 - Level 3	$1,344,430
Change in fair value of derivative liabilities as of June 30, 2022 - Level 3	(802,280)

Derivative liabilities as of June 30, 2022 - Level 3	542,150
Change in fair value of derivative liabilities as of September 30, 2022 - Level 3	(51,650)

Derivative liabilities as of September 30, 2022 - Level 3	490,500

Note 11 — Subsequent Events
Management has evaluated subsequent events and transactions that occurred through the date the unaudited condensed financial statements were issued.
The Company identified the following subsequent event:
On November 2, 2022, the Company filed a preliminary proxy statement on Schedule 14A relating to a special meeting of stockholders to potentially be held in 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which, if implemented, would permit the Company to liquidate and wind up early in advance of the mandatory termination date of February 15, 2023. If implemented, the Charter Amendment would also allow the Company to remove the Redemption Limitation (as defined in the Company’s amended and restated certificate of incorporation) to allow the Company to redeem Public Shares notwithstanding the fact that such redemption would result in the Company having net tangible assets of less than $5,000,001, and to remove up to $100,000 of interest earned on the amount on deposit in the Trust Account prior to redeeming the Public Shares in connection with the special meeting in order to pay dissolution expenses.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q for the three months ended September 30, 2022 (the “Quarterly Report”) to “we,” “our,” “us” or the “Company” refer to Arena Fortify Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Arena Fortify Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks, uncertainties and assumptions. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. See “Cautionary Statement Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described or referenced under the heading “Item 1A. Risk Factors.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (as defined below) filed with the U.S. Securities and Exchange Commission (the “SEC”) as well as the risks described or referenced in our other securities filings, including this Quarterly Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity from inception through September 30, 2022 related to our formation, the preparation for our Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents.

For the three months ended September 30, 2022, we had net income of $520,070 which was comprised of the change in the fair value of our warrants of $137,900, interest earned on marketable securities held in the trust account of $806,243 and interest income of $274, partially offset by operating costs of $424,347. For the three months ended September 30, 2021, we had net loss of $254, which was comprised of operating costs of $254.

For the nine months ended September 30, 2022, we had net income of $5,829,573 which was comprised of the change in the fair value of our warrants of $5,770,750, interest earned on marketable securities held in the trust account of $1,115,036 and interest income of $294, partially offset by operating costs of $1,056,507. For the period from January 26, 2021 (inception) through September 30, 2021, we had net loss of $1,753, which was comprised of operating costs of $1,753.

Liquidity and Capital Resources and Going Concern

As of September 30, 2022, we had approximately $367,437 in our operating bank account, and working capital deficit of approximately $485,497. We intend to use the funds held outside the trust account primarily to pay existing accounts payable, identify and evaluate prospective initial business combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business or businesses to merge with or acquire and structure, negotiate and consummate a business combination.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $589,604, consisting of net income of $5,829,573 which is affected by a change in fair value of warrant liabilities of $5,770,750, interest earned on marketable securities held in the trust account of $1,115,036, and change in operating assets and liabilities net inflow of $466,609. Cash flows from investing activities were $260,282 related to interest withdrawn from the trust account to reimburse Delaware franchise taxes.

For the period from January 26, 2021 (inception) through September 30, 2021, net cash used in operating activities was $0, consisting of net loss of $1,753, and interest earned on marketable securities held in the trust account of $0. Changes in operating assets and liabilities provided $0 of cash from operating activities.

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

On November 2, 2022, the Company filed a preliminary proxy statement on Schedule 14A relating to a special meeting of stockholders to potentially be held in 2022 to approve an amendment to the Company’s amended and restated certificate of incorporation (the “Charter Amendment”) which, if implemented, would permit the Company to liquidate and wind up early in advance of the mandatory termination date of February 15, 2023. If implemented, the Charter Amendment would also allow the Company to remove the Redemption Limitation (as defined in the Company’s amended and restated certificate of incorporation) to allow the Company to redeem public shares notwithstanding the fact that such redemption would result in the Company having net tangible assets of less than $5,000,001, and to remove up to $100,000 of interest earned on the amount on deposit in the trust account prior to redeeming the public shares in connection with the special meeting in order to pay dissolution expenses.

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

Net Income (Loss) Per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 14,075,000 shares of our Class A common stock in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method. For the three-month period ended September 30, 2021 and the period from January 26, 2021 (inception) through September 30, 2021, the number of weighted average shares of Class B common stock for calculating basic net income (loss) per share was reduced for the effect of an aggregate of 562,500 shares of Class B common stock that were subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters. Since the contingency was satisfied as of the beginning of the three-month period ended September 30, 2022 and nine-month period ended September 30, 2022, diluted income per share of common stock is the same as basic income per share of common stock for the period. Additionally, for the three-month period ended September 30, 2021 and the period from January 26, 2021 (inception) through September 30, 2021, the calculation does not consider the effect of the shares subject to forfeiture as they would be anti-dilutive given the net loss position. As a result, for the three-month period ended September 30, 2021 and the period from January 26, 2021 (inception) through September 30, 2021, diluted loss per share of common stock and basic loss per share of common stock are the same for the period. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance in FASB ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable shares of common stock (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A shares of common stock are classified as shareholders’ equity. The Company’s shares of Class A common stock sold in the Initial Public Offering feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022, 17,250,000 shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Such changes are reflected in additional paid-in capital, or in the absence of additional capital, in accumulated deficit.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective due to a material weakness related to our review controls over the financial reporting process and accounting for contingent fee arrangements.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased, and thus could cause a reduction in the value of our Class A common stock. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a business combination, the exercise of a redemption right, the liquidation of our company, or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination, the exercise of a redemption right, the liquidation of our company, or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in our ability to complete a business combination. Further, the application of the excise tax in the event of a liquidation is uncertain.

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

Date: November 9, 2022
Arena Fortify Acquisition Corp.

	By:	/s/ Daniel Zwirn
Daniel Zwirn
Chief Executive Officer

Date: November 9, 2022
Arena Fortify Acquisition Corp.

	By:	/s/ Kieran Goodwin
Kieran Goodwin
Chief Financial Officer